Form 10-Q
period 2021-09-30
SPECIFICITY, INC.
filed 2021-11-15
CIK 1840102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-257323

SPECIFICITY, INC.
(Exact name of registrant as specified in its charter)

Nevada	85-4017786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 WEST BAY DR, #206, LARGO, FL	33770
(Address of principal executive offices)	(Zip Code)

(813) 364-4744
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,971,667 shares of common stock as of November 15, 2021.

SPECIFICITY, INC.

i

SPECIFICITY, INC.

FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
INDEX TO FINANCIAL STATEMENTS
(UNAUDITED)

SPECIFICITY, INC.

BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2021	As of December 31, 2020
Assets:
Current assets
Cash and cash equivalents	$117,090	$217,108
Accounts receivable	—	7,250
Total current assets	117,090	224,358

Property and equipment, net	50,000	50,000
Deferred offering costs	68,499	13,698
Total assets	$235,589	$288,056

Liabilities and Stockholders’ Equity:
Current liabilities:
Account payable	$10,275	$21,021
Accrued interest, related party	35,417	—
Note payable	—	30,000
Total current liabilities	45,692	51,021

Long term liabilities -
Related party notes payable	1,000,000	—
Total liabilities	1,045,692	51,021

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, Series A; $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 3021 and December 31, 2020	1,000	1,000
Preferred stock, Series B; $0.001 par value; 260,000 shares authorized; zero shares issued and outstanding as of September 30, 3021 and December 31, 2020	650,000	650,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 7,951,667 and 7,670,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7,952	7,670
Additional paid-in capital	433,548	76,330
Subscriptions receivable	(200,000)	(422,500)
Accumulated deficit	(1,702,603)	(75,465)
Total stockholders’ equity	(810,103)	237,035
Total liabilities and stockholders’ equity	$235,589	$288,056

See accompanying notes to the financial statements.

SPECIFICITY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Revenue, net	$214,106	$540,412
Cost of revenues	87,614	240,418
Gross profit	126,492	299,994

Operating expenses:
Sales and marketing	3,845	23,732
General and administrative expenses	260,112	704,748
Officer compensation	20,272	1,163,235
Total operating expenses	284,229	1,891,715

Loss from operations	(157,737)	(1,591,721)

Other income (expense):
Interest expense	(35,417)	(35,417)
Total other income (expense)	(35,417)	(35,417)

Net loss	$(193,154)	$(1,627,138)

Basic and diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.21)
Weighted-average number of shares used in computing basic and diluted per share amounts	7,836,232	7,803,822

See accompanying notes to the financial statements.

SPECIFICITY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Preferred Stock,		Preferred Stock,				Additional			Total Stockholders’
	Series A		Series B		Common Stock		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, November 25, 2020 - Inception	—	$—	—	$—	—	$—	$—	$—	$—	$—

Issuance of founders shares	1,000,000	1,000	—	—	7,500,000	7,500	(8,500)	—	—	—
Stock issued for services	—	—	—	—	15,000	15	7,485	—	—	7,500
Issuance of common stock for cash	—	—	—	—	155,000	155	77,345	(22,500)	—	55,000
Issuance of preferred stock for cash	—	—	260,000	650,000	—	—	—	(400,000)	—	250,000
Net income	—	—	—	—	—	—	—	—	(75,465)	(75,465)
Balance, December 31, 2020	1,000,000	$1,000	260,000	$650,000	7,670,000	$7,670	$76,330	$(422,500)	$(75,465)	$237,035

Issuance of common stock for cash	—	—	—	—	281,667	282	357,218	22,500	—	380,000
Issuance of preferred stock for cash	—	—	—	—	—	—	—	200,000	—	200,000
Net income	—	—	—	—	—	—	—	—	(1,627,138)	(1,627,138)
Balance, September 30, 2021 (unaudited)	1,000,000	$1,000	260,000	$650,000	7,951,667	$7,952	$433,548	$(200,000)	$(1,702,603)	$(810,103)

See accompanying notes to the financial statements.

SPECIFICITY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,627,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquisition of Pick Pocket treated as officer compensation	1,000,000
Changes in operating assets and liabilities:
Accounts receivable	7,250
Prepaids and other current assets	—
Accounts payable	(10,746)
Accrued interest - related party	35,417
Net cash used in operating activities	(595,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—
Net cash provided by investing activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivables	222,500
Payments on notes payable	(30,000)
Payment of deferred offering costs	(54,801)
Proceeds from sale of preferred stock	—
Proceeds from sale of common stock	357,500
Net cash provided by financing activities	495,199

Change in cash and cash equivalents	(100,018)
Cash and cash equivalents, beginning of period	217,108
Cash and cash equivalents, end of period	$117,090

Supplemental disclosures of cash flow information:
Cash paid for interest	$—
Cash paid for income taxes	$—

Non-cash investing and financing activities:
Issuance of a related party notes payable for Pick Pocket	$1,000,000

See accompanying notes to the financial statements.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Specificity, Inc. (the “Company”) is a Nevada Corporation incorporated on November 25, 2020 (“Inception”).

The Company is a full-service digital marketing firm that delivers cutting-edge marketing solutions to business-to-business clients as well as business to consumer clients. The Company has developed tools that allow us to identify and market to people who are actively in the buying cycle. We take advantage of the real-time messaging opportunities digital marketing offers to give small and medium-sized businesses a fair chance at online traffic.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Also see Note 3.

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2021 have been prepared in accordance with accounting principles generally accepted in the Unites States (“US GAAP”) for interim financial information and pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

Cash and Cash Equivalents

The Company classifies its highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations of each investment as of the balance sheet date for each reporting period. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. The cost of investments sold is based upon the specific identification method.

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded net of an allowance for doubtful accounts, if needed. The Company considers any changes to the financial condition of its financial institutions used and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company does not expect to have write-offs or adjustments to accounts receivable which could have a material adverse effect on its financial position, results of operations or cash flows as the portion which is deemed uncollectible is already taken into account when the revenue is recognized.

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, codified as Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 upon Inception.

The Company provides online marketing services. The Company’s revenue is generated on services priced at fixed rates. Revenue is recorded as services are performed which typically all occurs within a calendar month.

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to measure and disclosure the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts reported in the Company’s financial statements for cash, accounts receivable, prepaids and other current assets, accounts payable, etc approximate their fair value because of the immediate or short-term mature of these financial instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations.

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of December 31, 2020, there were no asset impairments.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of September 30, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, increased by the potentially dilutive common shares that were outstanding during the year. As of September 30, 2021 and December 31, 2020, the Company does not have any dilutive shares.

Stock Based Compensation

The Company recognizes as compensation expense all share-based payment awards made to employees, directors, and consultants including grants of stock, stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant and is recognized over the service period.

New Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the nine months ended September 30, 2021, the Company incurred a net loss of $1,627,138 and used cash of $595,217 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company has raised capital through the sale of common and preferred stock. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. See Notes 7 and 9 for additional fund received after September 30, 2021 and December 31, 2020. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – FINANCIAL STATEMENT ELEMENTS

During the period from Inception to December 31, 2020, the Company purchased software for which is to be used in operations with a $50,000 note payable. The software isn’t expected to be implemented until mid-2021 and thus no amortization was recorded at September 30, 2021. See Note 5 for discussion of the note payable terms.

NOTE 5 – NOTES PAYABLE

The Company entered into a $50,000 note payable in connection with the purchase of software, see Note 4. The note payable does not incur interest and requires five monthly payments of $10,000. As of December 31, 2020, a balance of $30,000 remained for which was paid during the nine months ended September 30, 2021.

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s Chief Executive Officer to acquire 80% of Pickpocket, Inc. (“Pickpocket”) for a purchase price of $1.0 million in the form of a promissory note. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the $1.0 million as compensation to officer. The transaction was accounted for on a carry over basis as the Chief Executive Officer was the controlling shareholder in both entities. The promissory note incurs interest at a rate of 5% per annum As of September 30, 2021, accrued interest due was $35,417.

NOTE 6 – COMMITMENTS AND CONTIGENCIES

Litigation

The Company is not party to any pending or threatened litigation.

Significant Contracts

On January 1, 2021, the Company entered into an employment contract with its Chief Executive Officer for which the initial term of the agreement is for one year and reviews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. During the period ended September 30, 2021 and December 31, 2020, the Company paid either the Chief Executive Officer and/or entities affiliated with the Chief Executive Officer $163,235 and $94,774, respectively, which has been classified as officer compensation on the accompanying statement of operations.

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value Series A preferred stock (“Series A”). The holder of the Series A preferred stock is entitled to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares common stock. See below for discussion regarding issuance of Series A preferred stock.

Series B Preferred Stock

The Company is authorized to issue 260,000 shares of $0.001 par value Series B preferred stock (“Series A”). The holder of the Series B preferred stock do not have voting rights. In the event of liquidation or dissolution of the Company, holders of Series B preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series B preferred stock have a right to convert in the pro rata portion of exactly ten percent of the issued and outstanding common stock of the Company.

During the period from Inception to December 31, 2020, the Company sold 260,000 shares of Series B preferred stock to various investors at $2.50 per share resulting in gross proceeds of $650,000. As of September 30, 2021 and December 31, 2020, subscriptions receivable related to these were $200,000 and $400,000, respectively.

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

At Inception, the Company issued 1,000,000 shares of Series A preferred stock and 7,500,000 shares of common stock to founders of the Company for no consideration.

During the period from Inception to December 31, 2020, the Company sold 155,000 shares of common stock to various investors at $0.50 per share resulting in gross proceeds of $77,500. As of September 30, 2021, there were no subscriptions receivable related to these sales.

During the nine months ended September 30, 2021, the Company sold 281,667 shares of common stock to various investors at prices ranging from $0.50 to $1.50 per share resulting in gross proceeds of $357,500.

Subsequent to September 30, 2021, the Company sold an additional 20,000 shares of common stock to various investors for gross proceeds of $30,000.

During the period from Inception to December 31, 2020, the Company issued 15,000 shares of common stock to various advisors for services provided. The shares were earned on the date of issuance. The Company valued the stock issuances based upon a recent per share sale price of $0.50 and recorded $7,500 of stock-based compensation. The amount was expensed to general and administrative expenses on the accompanying statement of operations.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

See Note 7 for additional subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our Form S-1 filed with the Commission on May 5, 2018, amended and deemed effective on April 7, 2020.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Business Overview

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. This discussion should be read in conjunction with the other sections of this Form 10-K, including “Risk Factors,” and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Specificity, Inc.

Organizational Overview

Specificity, Inc. (“Specificity” or the “Company”) was incorporated in the State of Nevada on November 25, 2020.

The Problem We Endeavor to Solve

Big Tech and the Social Media giants have all evolved away from client advocacy and moved into a new paradigm of fear and hyper political correctness. They no longer endeavor to do what is right for their marketing clients. Instead, they have made marketing to targeted audiences exponentially more difficult and dramatically more expensive.

After the fallout from the social media giants getting caught misusing user supplied data (for example Cambridge Analytica) they pulled most of the targeting mechanisms out of their platforms to avoid additional congressional oversight and regulation. They have since gone a step further by claiming the rationale for these changes is to stop discrimination.

We believe the real motivation for this policy change is not anti-discrimination, rather it is revenue driven. They are forcing ad delivery to consumers unlikely to buy. They are also forcing increased quantities of ads to be placed in order to hit an impactful number of targeted buyers. As a result, businesses are deploying the same budget with diminished results or are forced to increase their spend to keep the net results the same. Their claim is that using peoples’ interests and behavior to identify suitable audiences to market to is suddenly discriminatory. These companies have used these practices for well over a decade. Targeting buyers with incomes that suggest they can afford a six-figure sports car isn’t discrimination; it’s the responsible deployment of advertising spend. Conversely, delivery of ads for low-income housing opportunities to wealthy people makes just as little sense as well.

At best it’s political correctness run amuck, at worst it’s a ploy to drive ad spend up by forcing people to spend more to get the same. And not only will we take no part in this, we are building Specificity specifically to help businesses get the very most for their ad spend. Our marketing tools will target those most likely to buy the product being solicited. We would never allow nor condone discrimination of any kind. But delivering advertising to people actively looking for products and services is NOT discrimination; it’s intelligent marketing.

Company Overview

Specificity, Inc. is a technology company with 2 core missions:

1)	First, we endeavor to deliver the latest digital marketing technology to companies of all sizes making them nationally, regionally and locally competitive. In this capacity, we come to the table already vertically integrated and capable of executing any size campaign flawlessly.

2)	Secondarily, Specificity is a tech incubator. We identify technology-based marketing solutions, take an equity share position in return for utilizing our internal resources to complete the buildout of technology-based solutions, and then using our marketing prowess to draw clients to these businesses. We have the internal personnel to successfully complete these projects and our marketing capabilities will deliver lower advertising costs to launch new projects making growth faster to attain.

We are currently a development stage company with minimal revenues, though we had a significant increase in revenues in the third quarter. Accordingly, management has concluded that there is substantial doubt in our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of September 30, 2021, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”). The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Results of Operations

Revenues

For the nine months ended September 30, 2021 and the three months ended September 30, 2021, we generated $540,412 and $214,106 in revenues, respectively.

Operating Expenses

For the nine months ended September 30, 2021 and the three months ended September 30, 2020, we incurred $1,891,715 and $284,229 in operating expenses, respectively. We have reduced officer compensation for the three months ended September 30, 2021.

Net Loss and Gross Profit

For the nine months ended September 30, 2021 and the three months ended September 30, 2020, we incurred a net loss of $1,627,138 and $193,154, respectively.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had available working capital during the nine months ended September 30, 2021 of 235,589 compared to $288,056 for the year ended December 31, 2020.

Cash flows for the nine months ended September 30, 2021.

Net cash flow derived from operating activities was $(595,217) for the nine months ended September 30, 2021. This is due primarily to a net loss of $1,627,138, offset by $1,000,000 in the acquisition of Pick Pocket

Net cash flow used in investing activities was $0 for the nine months ended September 30, 2021 and $0 September 30, 2020.

Net cash provided by financing activities was $495,199 for the nine months ended September 30, 2021 and consisted $222,500 from proceeds of subscriptions payable, $(30,000) for payments on notes payable, $(54,801) for payment of deferred offering costs, and $357,500 from the proceeds from the sale of common stock.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Since inception we have funded our operations primarily through equity financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing until natural revenues can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

If we are unable to raise capital as needed, we are required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

Off-Balance Sheet Arrangements

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal controls over financial reporting.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the months ended September 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4. We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5. We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective. The Chief Financial Officer has not provided adequate review of the Company’s SEC’s filings and financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s financial statement.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for founders shares all unregistered shares have since been registered pursuant to the Form S-1 registration statement deemed effective on September 16, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIFICITY, INC.

Dated: November 16, 2021	By:	/s/ Jason Wood
Jason Wood