Form 10-K
period 2021-12-31
SPECIFICITY, INC.
filed 2022-04-15
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-257323

Specificity, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-4017786
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Ware Circle, Suite 508,

Tampa, FL 33619

(Address of principal executive offices)

Registrant’s telephone number, including area code: (813) 364-4744

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of December 31, 2021, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was incalculable as the Company did not have an open market for their shares as of that date and as of current.

As of December 31, 2021 the approximate value of the Public Float was 0 due to the Company having no market for their common stock at the time.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 17, 2022 was 8,654,701.

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business),, Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.”

PART I

Item 1. Business

Company Overview

Specificity, Inc. (“Specificity” or the “Company”) was incorporated in the State of Nevada on November 25, 2020, and our fiscal year end is December 31. The Company’s administrative address is 801 West Bay Drive, Suite 206, Largo, Florida 33770. Our telephone number is (813)364-4744.

At our core, we are a digital marketing firm. However, through our diversified holdings, we provide various solutions that combine our marketing expertise to provide support for other segments of our portfolio. Ultimately, Specificity is a tech incubator. We identify technology-based marketing solution entities, take an equity share position in return for utilizing our internal resources to complete the buildout of these technology based solutions. Specificity then uses our marketing prowess to draw clients to these businesses. We have the internal personnel to complete these projects and the marketing capability to deliver lower advertising costs with high conversion campaigns to launch these companies into success.

Currently, our operations are focused on 4 lines of business.

SPECIFICITY is a full-service digital marketing firm that delivers cutting-edge marketing solutions to business to business clients as well as business to consumer clients and currently generates all of our revenue. We’ve gone to painstaking lengths to develop tools that allow us to identify and market to people who are actively in the buying cycle. We take advantage of the real-time messaging opportunities digital marketing offers to give small and medium-sized businesses a fair chance at online traffic.

BULLSEYE will help businesses revolutionize their direct mail marketing initiatives. With Bullseye, by combining our digital approach along with traditional print marketing, clients can send direct mail to targeted people who are visiting the competition and searching for their products online. In short, we will use behavior to identify and market to people who are already in the buying cycle, increasing conversions and driving sales. BULLSEYE has no remaining build-out and awaits capital to support marketing activities.

THRU THE FUNNEL is a sales engagement platform designed to create qualified leads that help client’s sales reps do what they were hired to do: Sell! Our platform targets, engages, illuminates and connects interested prospects with our client’s sales team, all in real time. THRU THE FUNNEL development is 60% complete and awaits capital to support marketing activities.

PICK POCKET is a do-it-yourself digital marketing platform for smaller business owners. We will use behavior-based device ID technology to help clients discover their ideal customers and market directly to their mobile devices. With no contracts, middlemen, or hidden fees, Pick Pocket lets clients control their digital marketing without worrying about agency markups making Fortune 1000 marketing capabilities available to companies with $500 thousand to $5 million in sales. The PICK POCKET build-out is complete and awaits capital to support marketing activities.

BULLSEYE, THRU THE FUNNEL and PICK POCKET illuminate our ability to identify smart technology to undertake and support our incubation model as we build-out new, innovative ideas.

In addition to Device ID extraction and programmatic display, Specificity offers a whole host of marketing services including:

●	Email Marketing

●	Automated Marketing

●	Retargeting Marketing

●	Content Marketing

●	Social Media Content Creation

●	Digital Production Marketing

●	Creating Brand Standards

●	Logo Creation

●	Website Creation

●	Brochure Creation

●	Print Marketing

●	Targeted Print Campaigns

●	Google and Bing Display Ads

●	Google and Bing Pay per Click Campaigns

●	Google Local Service Ads

●	Text (SMS) Campaigns

●	Search Engine Optimization

●	Blog Creation

●	Voice Marketing

●	Radio Commercial Creation

●	Influencer Marketing Collaboration

●	Proximity Marketing

Strategic Vision

Specificity, Inc. is a technology company with 2 core missions:

1)	First, we endeavor to deliver the latest digital marketing technology to companies of all sizes making them nationally, regionally and locally competitive. In this capacity, we come to the table already vertically integrated and capable of executing any size campaign flawlessly.

2)	Secondarily, Specificity is a tech incubator. We identify technology-based marketing solutions, take an equity share position in return for utilizing our internal resources to complete the buildout of technology-based solutions, and then using our marketing prowess to draw clients to these businesses. We have the internal personnel to successfully complete these projects and our marketing capabilities will deliver lower advertising costs to launch new projects making growth faster to attain.

Digital Marketing

As a digital marketing agency, Specificity is an early adopter of innovative digital marketing tools. Our team keeps our clients ahead of the technology curve instead of chasing it. Our ability to identify audiences in granular ways other tech companies have given up on, positions us well to deliver better results at lower costs. By delivering ads to more targeted audiences, our clients enjoy the benefit of focusing 100% of their digital spend on audiences that make sense for their products and services. While the large social media/tech companies are eliminating or limiting access to targeting tools, we continue to add better targeting tools all the time.

As digital marketing continues to evolve, Specificity finds itself with an incredibly unique opportunity. While the large tech companies and social media firms are removing targeting mechanisms from their platforms, businesses are waking up to the fact that more targeted audiences lower their CPA (cost per acquisition) and dramatically improve their ROI. As each day goes by, business owners have learned that the less targeted their campaigns are the more money and time they waste. Reaching the audiences they were easily able to reach just a few years back is made more expensive with the removal of targeting mechanisms. It is all done in the name of political correctness, but it is obvious to most, that their true motivation is to drive ad spend up to drive revenue for themselves.

All of these events put Specificity in a great position to acquire new clients in mass. Our capital raise will in large part be used to grow our sales team in two regions initially and then expand quickly thereafter. The two regions we are starting with are the Tampa and New England markets and will be targeting clients with revenues between$5,000,000 and $25,000,000. The revenue target speaks to both retainer and retention. We know that clients with this type of revenue typically have internal marketing teams that are more suited to understand analytics and can more easily track results. When this is the case, these clients stay longer and are more active in running the campaign making it far easier to produce new creative and get it approved more quickly, a critical component for campaign optimization.

We also know that clients with these revenues spend on average, $5,100 per month. This is important because this retainer level ensures profitability after accounting for sales expense and the overhead required to execute a campaign. While Specificity welcomes smaller businesses as well as larger businesses, targeting these size companies through our sales efforts will ensure both long-term retention and profitability. Both Tampa and the New England region have a plethora of companies that fall into this category. Tampa has 9,991 companies with annual revenue between 5 and 25 million. (insert breakdown provided here for Tampa as well as New England here) The New England market boasts far more in our targeted range.

In addition to being home to many companies we seek to engage, there is another reason these two regions were selected. Kevin Frisbie is an investor in Specificity and possesses a long track record for running highly productive sales teams. He will be recruiting, training and managing the sales team in the New England market and clearly has a vested interest in its’ success. Our CEO, Jason Wood, similarly possesses a long track record for managing sales teams and will be recruiting, training and managing the team in the Tampa market. Between the two of these seasoned pros, growing their respective markets should be accomplished in the timeline provided in the projections.

While we project strong revenue growth in 2021, our other mission is to buildout internal capacity to facilitate growth. A portion of our capital raise will go towards that end. Having a well-trained staff in place will not only allow for the expeditious on-boarding of new clients but will also go a long way in retaining clients we bring on. Strong client retention is foundational to long-term success in our business. We have already automated much of what we do so the length of time required to properly train people is drastically reduced.

Tech Incubator

In the digital marketing space, there are numerous opportunities for project completion. Men and women across the country have great ideas but not the resources to finish their projects. Our model is simple, once we identify these opportunities, we will negotiate an equity share position in return for using our resources to complete the buildout. These resources include our website design team, programmers, graphic designers, digital marketers and management.

Due to the nature of what we do, we welcome these projects with both the ability to help complete them and the ability to market them. We can identify the audience most likely to use them and then aggressively advertise to that audience. Our goal in doing so is to spin them off into their own company and then take our profit when the time is right.

PickPocket

This model is being proven now. Specificity acquired, then completed a digital marketing platform called PickPocket. It offers its users location-based device ID extraction in a self-serve platform wherein users can define the parameters of their own campaign. It aims to compete with the marketing mechanisms in social media companies. Just as they are removing targeting capabilities, PickPocket will hit the market offering very granular targeting. Users on PickPocket are in total control of their campaign and can dictate spend level, locations to target, and the duration of the campaign. Forty-eight hours after the campaign is complete, PickPocket clients get an email containing detailed analytics, including foot traffic attribution reporting. This reporting tells the client how many people physically visited their location out of all the device IDs that were marketed to during the campaign. The report also contains tracking for impressions, clicks, form fills, and ecommerce conversions where appropriate. We have launched PickPocket and will be fully capitalizing the marketing in the coming weeks.

The Investor Center

Another project we have brought in-house is the Investor Center. This is an online portal allowing investors to completely customize their own user experience. They can choose what news feeds to populate on their home screen, which stocks to follow, what industries to track, which OTC companies to follow, which companies seeking private investment to keep track of and much, much more. This service is subscription based.

In addition to providing users with a customized experience, The Investor Center brings together companies seeking investment with brokers, investors and private equity firms. Paid advertising on the platform is available for companies seeking to garner investor attention or for brokers seeking to offer their services to investors. There are many revenue streams available, and our sales team will be run by someone that has spent 30 years in this space, Jim Price.

Currently, we have completed the website buildout with full functionality and will be launching very soon. The future goal for the investor center is to utilize a full stack developer to turn this into a native app for iPhone and Android.

Going Concern

As reflected in the accompanying financial statements, during the year ended December 31, 2021, the Company incurred a net loss of $2,381,405 and used cash of $1,106,374 in operating activities. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

In order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Competition

Specificity operates in a highly competitive and fragmented industry. We compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA, as well as with numerous independent agencies that operate in multiple markets. Our Partner Firms also face competition from consultancies, like Accenture and Deloitte, tech platforms, media companies and other services firms that offer related services. We must compete with all of these other companies to maintain and grow existing client relationships and to obtain new clients and assignments.

We compete at this level by providing clients with innovative marketing solutions that leverage the full power of data, technology, and superior creativity. Specificity also benefits from cooperation among its entrepreneurial Partner Firms, which enables Specificity to service the full range of global clients’ varied marketing needs through custom integrated solutions. Additionally, Specificity’s maintenance of separate, independent operating companies enables Specificity to effectively manage potential conflicts of interest by representing competing clients across its network.

Clients

Specificity plans to solicit entities generating annual revenues between $5,000,000 and $25,000,000 in revenues. In evaluating potential clients we consider long term retention with an average of $5,100 per month in services. This will ensure that long term-term retention and profitability for the Company. Our general geographic focus currently is in the Tampa Bay and New England areas. We will expand scope of our geographic focus in the future as we develop success in our primary markets. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the number of our customer contracts and seeking out partnerships that will allow us to increase our customer reach beyond our limited reach.

Intellectual Property

Our intellectual property rights are important to our business. We believe we will come to rely on a combination of patent, copyright, trademark, service mark, trade secret and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We will protect our intellectual property rights in a number of ways including entering into confidentiality and other written agreements with our employees, customers, consultants and partners in an attempt to control access to and distribution of our documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology.

U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. Our patents, including our pending patents, if granted, may be contested, circumvented or invalidated. Moreover, the rights that may be granted in those issued and pending patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing those patents. Therefore, the exact benefits of our issued patents and, if issued, our pending patents and the other steps that we have taken to protect our intellectual property cannot be predicted with certainty.

Seasonality

Our business is not seasonal. However, our revenues and operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the commencement and completion of contracts during any particular quarter. Because a portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

Employees

As of December 31, 2021, we had approximately 44 full-time employees. We periodically engage additional consultants and employ temporary or full-time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

We believe that our future success will depend in part on our continued ability to offer market competitive compensation packages to attract and retain highly skilled, highly motivated and disciplined managerial, technical, sales and support personnel. In addition, confidentiality and non-disclosure agreements are in place with many of our customer, employees and consultants and such agreements are included our policies and procedures. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information

The Company was incorporated under the laws of the State of Nevada on November 25, 2020, as Specificity, Inc. and is referred to as the “Company”. On June 23, 2021, the Company filed Form S-1 with the SEC, as amended on August 2, 2021, September 8, 2021, and September 14, 2021, which was deemed effective on September 16, 2021.

Our principal executive offices are located at 801 West Bay Drive, Suite 206, Largo, Florida 33770. Our telephone number is (813)364-4744. Our internet address www.specificityinc.com. Information on our website is not incorporated into this Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Generally, as a smaller reporting company, we are permitted to omit risk factors. However, we believe the following Risk Factors are material to our business. These do not encompass all risks related to our operations.

You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to the other information provided in this prospectus, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock.

Risks Related to Our Financial Condition

Since our inception, we have been insolvent and have required debt and equity financing to maintain operations.

Since our inception, we have failed to create cashflows from revenues sufficient to cover basic costs. As a result, we have relied heavily on debt and equity financing. Equity financing, in particular, has created a dilutive effect on our common stock, which has hampered our ability to attract reasonable financing terms. For the foreseeable future, we will continue to rely upon debt and equity financing to maintain operation of the Company and its subsidiaries.

We have generated minimal revenues from operations, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

As of December 31, 2021, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

We are an emerging growth company and are in the process of selling and developing our products. Consequently, we have not generated enough revenues as of the date of this prospectus. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the remainder of fiscal 2022. Our independent registered public accounting firm has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. The continuation of our business as a going concern is dependent upon the continued financial support from our stockholders.

There is uncertainty regarding our ability to grow our business to a greater extent than we can with our existing financial resources, also described above, without additional financing. We have no agreements, commitments, or understandings to secure additional financing at this time. Our long-term future growth and success is dependent upon our ability to continue selling our products and services, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to continue selling our products and services, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our ability to grow our business to a greater extent than we can with our existing financial resources, also described above.

Expenses required to operate as a public company will reduce funds available to implement our business plan and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the cost of SEC reporting will be approximately $100,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTCQB, or if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTCQB. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Risks Related to Our Business

Our independent auditors have issued an audit opinion for Specificity, Inc. that includes a statement describing our going concern status. Our financial status creates doubt whether we will continue as a going concern.

As described in Note 3 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such, we may have to cease operations and investors could lose part or all of their investment in the Company.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on November 25, 2020, and we have not fully developed our proposed business operations and have limited revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss for the year ended December 31, 2021, was $2,381,405 due to approximately -$1,417,568 being paid or accrued as compensation to our officers and $1,257,148 used in general and administrative expenses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	The completion of previous Offerings

●	Our ability to attract buyers;

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues in the future. In the event the Company is unable to generate sufficient revenues, it may be required to seek additional funding. Such funding may not be available, or may not be available on terms that are beneficial and/or acceptable to the Company. In the event the Company cannot generate sufficient revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

Other than the shares offered by previous Offerings as reflected in the Company’s filings, no other source of capital has been identified or sought. However, our directors have indicated a willingness to loan funds as needed during the start-up phase of our operations to cover any short-fall in funds required to pay for offering costs, filing fees, and correspondence with our shareholders. However, our directors have not guaranteed any loans to cover a shortfall in funds should our Offerings fail.  As a result, we do not have an alternate source of funds should we fail to complete previous Offerings. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in raising sufficient capital through previous Offerings, we will be faced with several options:

1.	abandon our business plans, cease operations and go out of business;

2.	continue to seek alternative and acceptable sources of capital; or

3.	bring in additional capital that may result in a change of control.

In the event any of the above circumstances occur, you could lose a substantial part or all of your investment.  In addition, there can be no guarantee that the total proceeds raised in previous Offerings will be sufficient, as we have projected, to fund our business plans or that we will be profitable.  As a result, you could lose any investment you make in our shares.

The Company competes for clients in highly competitive industries.

The Company operates in a highly competitive environment in an industry characterized by numerous advertising and marketing agencies of varying sizes, with no single advertising and marketing agency or group of agencies having a dominant position in the marketplace. Specificity is, however, smaller than several of its larger industry competitors. Competitive factors include creative reputation, management, personal relationships, quality and reliability of service and expertise in particular niche areas of the marketplace. In addition, because an agency’s principal asset is its people, barriers to entry are minimal, and relatively small agencies are, on occasion, able to take all or some portion of a client’s business from a larger competitor. To the extent that the Company fails to maintain existing clients or attract new clients, its’s business, financial condition, operating results, and cash flows may be affected in a materially adverse manner.

We possess minimal capital, which may severely restrict our ability to develop our services.  If we are unable to raise additional capital, our business will fail.

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require a minimum of $1,000,000 to provide sufficient capital to fully develop our business plan. Our limited marketing activities may not attract enough paying customers to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations, which could result in investors losing some or all of their investment in the Company.

Specificity’s ability to generate new business from new and existing clients may be limited.

To increase its revenues, Specificity needs to obtain additional clients or generate demand for additional services from existing clients. Specificity’s ability to generate initial demand for its services from new clients and additional demand from existing clients is subject to such clients’ and potential clients’ requirements, pre-existing vendor relationships, financial conditions, strategic plans and internal resources, as well as the quality of Specificity’s employees, services and reputation and the breadth of its services. To the extent Specificity cannot generate new business from new and existing clients due to these limitations, Specificity’s ability to grow its business and to increase its revenues will be limited.

Specificity’s business could be adversely affected if it loses or fails to attract or retain key executives or employees.

Employees, including creative, research, analytics, media, technology development, account and practice group specialists, and their skills and relationships with clients, are among Specificity’s most important assets. An important aspect of Specificity’s competitiveness is its ability to retain key employee and management personnel. Compensation for these key employees is an essential factor in attracting and retaining them, and Specificity may not offer a level of compensation sufficient to attract and retain these key employees. If Specificity fails to hire and retain a sufficient number of these key employees, it may not be able to compete effectively. Management succession at our operating units is very important to the ongoing results of Specificity because, as in any service business, the success of a particular agency is dependent upon the leadership of key executives and management. If key executives were to leave our operating units, the relationships that Specificity has with its clients could be adversely affected.

Specificity is exposed to the risk of client defaults.

Specificity’s agencies often incur expenses on behalf of their clients for productions and in order to secure a variety of media time and space, in exchange for which they receive a fee. The difference between the gross production costs and media purchases and the revenue earned by us can be significant. While Specificity takes precautions against default on payment for these services (such as credit analysis, advance billing of clients, and in some cases acting as an agent for a disclosed principal) and has historically had a very low incidence of default, Specificity is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn. Such a loss could have a material adverse effect on our results of operations, cash flows and financial position.

Specificity is subject to regulations and litigation risk that could restrict our activities or negatively impact our revenues.

Advertising and marketing communications businesses are subject to government regulation, both domestic and foreign. There has been an increasing trend in the United States for advertisers to resort to litigation and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to advertising for certain products. Proposals have been made to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently, on Specificity’s revenues.

In addition, laws and regulations related to consumer privacy, use of personal information and digital tracking technologies have been proposed or enacted in the United States and certain international markets (including the European Union’s General Data Protection Regulation, or “GDPR,” the proposed European Union “ePrivacy Regulation” and the recently enacted California Consumer Privacy Act, or “CCPA”). We face increasing costs of compliance in an uncertain regulatory environment and any failure to comply with these legal requirements could result in regulatory penalties or other legal ability. Furthermore, these laws and regulations may impact the efficacy and profitability of certain digital marketing and analytics services we provide to clients, making it difficult to achieve our clients’ goals. These and other related factors could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial position.

Compliance with data privacy laws requires ongoing investment in systems, policies and personnel and will continue to impact our business in the future by increasing legal, operational and compliance costs. While we have taken steps to comply with data privacy laws, we cannot guarantee that our efforts will meet the evolving standards imposed by data protection authorities. In the event that we are found to have violated data privacy laws, we may be subject to additional potential private consumer, business partner or securities litigation, regulatory inquiries, governmental investigations and proceedings and we may incur damage to our reputation. Any such developments may subject us to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight all of which could have a material adverse effect on our business and results of operations.

We rely extensively on information technology systems and cybersecurity incidents could adversely affect us.

We rely on information technologies and infrastructure to manage our business, including digital storage of client marketing and advertising information and developing new business opportunities. Increased cybersecurity threats and attacks, which are becoming more sophisticated, pose a risk to our systems and networks. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We also have access to sensitive or personal data or information that is subject to privacy laws and regulations. Our systems and processes to protect against, detect, prevent, respond to and mitigate cybersecurity incidents and our organizational training for employees to develop an understanding of cybersecurity risks and threats may be unable to prevent material security breaches, theft, modification or loss of data, employee malfeasance and additional known and unknown threats. In addition, we use third-party service providers, including cloud providers, to store, transmit and process data. Any breakdown or breach in our systems or data-protection policies, or those of our third-party service providers, could adversely affect our reputation or business.

We are dependent upon our current officer.

We currently are managed by three key officers and we are entirely dependent upon them in order to conduct our operations. If he should resign or die, there will be no one to run Specificity, and the company has no Key Man insurance. If our current officer is no longer able to serve as such and we are unable to find another person to replace him, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in the Company.

Specificity’s business could be adversely affected if it loses or fails to attract or retain key executives or employees.

Employees, including creative, research, analytics, media, technology development, account and practice group specialists, and their skills and relationships with clients, are among Specificity’s most important assets. An important aspect of Specificity’s competitiveness is its ability to retain key employee and management personnel. Compensation for these key employees is an essential factor in attracting and retaining them, and Specificity may not offer a level of compensation sufficient to attract and retain these key employees. If Specificity fails to hire and retain a sufficient number of these key employees, it may not be able to compete effectively. Management succession at our operating units is very important to the ongoing results of Specificity because, as in any service business, the success of a particular agency is dependent upon the leadership of key executives and management. If key executives were to leave our operating units, the relationships that Specificity has with its clients could be adversely affected.

Our controlling stockholder has significant influence over the Company.

As of December 31, 2021, Jason Wood the Company’s Chief Executive Officer, owns 89% of the outstanding common stock, which becomes 82% if all of the shares offered are sold and all holders of Series B Preferred convert their shares. Additionally, Mr. Wood also holds 1,000,000 shares of Series A Preferred which have voting rights, at all times, equal to 80% of all voting rights. As a result, Jason Wood possesses significant influence over our affairs. His stock ownership and position as a director may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

Minority shareholders of Specificity, Inc. will be unable to affect the outcome of stockholder voting as long as Jason Wood retains a controlling interest.

We Have Minimal Revenues and Our Ability to Sustain Our Operations Is Dependent On Our Ability To Raise Financing.

We have accrued net losses for the period from our inception on November 25, 2020 to December 31, 2021, and have limited revenues as of this date. Our future is dependent upon our ability to obtain financing and upon future profitable operations in development of our business. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant’s comments when determining if an investment in Specificity, Inc. is suitable.

We require minimum funding of approximately $1,000,000 to conduct our proposed operations for a period of one year. If we are not able to raise this amount, or if we experience a shortage of funds prior to funding we may utilize funds from our officer and director who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses. However, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. After one year we may need additional financing.

Item 2. Properties

The Company leases offices used for operations under a non-cancelable agreement. Rent expense for the year ended December 31, 2021 was $22,750. The aggregate future annual minimum rental payments under the lease agreements as of December 31, 2021 are as follows:

Years ending December 31,:

2022	$42,630
2023	43,908
2024	22,278
$108,816

Item 3. Legal Proceedings

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

There is no material bankruptcy, receivership, or similar proceeding with respect to the Company or any of its significant subsidiaries. However, given the Company’s insolvency, there is a high risk that the Company may be forced to file for bankruptcy if the Company is unable to meet its capital requirements in 2022.

There are no administrative or judicial proceedings arising from any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primary for the purpose of protecting the environment.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for our Common Stock.

Holders of our Common Stock

As of March 17, 2022, there were approximately 84 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer.

Dividend Policy

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The Company’s Board of Directors currently plans to retain earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an equity compensation plan.

Unregistered Sales of Equity Securities

Except for founders shares all unregistered shares have since been registered pursuant to the Form S-1 registration statement deemed effective on September 16, 2021.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organizational Overview

Specificity, Inc. (“Specificity” or the “Company”) was incorporated in the State of Nevada on November 25, 2020, and our fiscal year end is December 31. The Company’s administrative address is 801 West Bay Drive, Suite 206, Largo, Florida 33770. Our telephone number is (813)364-4744.

At our core, we are a digital marketing firm. However, through our diversified holdings, we provide various solutions that combine our marketing expertise to provide support for other segments of our portfolio. Ultimately, Specificity is a tech incubator. We identify technology-based marketing solution entities, take an equity share position in return for utilizing our internal resources to complete the buildout of these technology based solutions. Specificity then uses our marketing prowess to draw clients to these businesses. We have the internal personnel to complete these projects and the marketing capability to deliver lower advertising costs with high conversion campaigns to launch these companies into success.

Currently, our operations are focused on 4 lines of business.

SPECIFICITY is a full-service digital marketing firm that delivers cutting-edge marketing solutions to business to business clients as well as business to consumer clients and currently generates all of our revenue. We’ve gone to painstaking lengths to develop tools that allow us to identify and market to people who are actively in the buying cycle. We take advantage of the real-time messaging opportunities digital marketing offers to give small and medium-sized businesses a fair chance at online traffic.

BULLSEYE will help businesses revolutionize their direct mail marketing initiatives. With Bullseye, by combining our digital approach along with traditional print marketing, clients can send direct mail to targeted people who are visiting the competition and searching for their products online. In short, we will use behavior to identify and market to people who are already in the buying cycle, increasing conversions and driving sales. BULLSEYE has no remaining build-out and awaits capital to support marketing activities.

THRU THE FUNNEL is a sales engagement platform designed to create qualified leads that help client’s sales reps do what they were hired to do: Sell! Our platform targets, engages, illuminates and connects interested prospects with our client’s sales team, all in real time. THRU THE FUNNEL development is 60% complete and awaits capital to support marketing activities.

PICK POCKET is a do-it-yourself digital marketing platform for smaller business owners. We will use behavior-based device ID technology to help clients discover their ideal customers and market directly to their mobile devices. With no contracts, middlemen, or hidden fees, Pick Pocket lets clients control their digital marketing without worrying about agency markups making Fortune 1000 marketing capabilities available to companies with $500 thousand to $5 million in sales. The PICK POCKET build-out is complete and awaits capital to support marketing activities.

BULLSEYE, THRU THE FUNNEL and PICK POCKET illuminate our ability to identify smart technology to undertake and support our incubation model as we build-out new, innovative ideas.

In addition to Device ID extraction and programmatic display, Specificity offers a whole host of marketing services including:

●	Email Marketing

●	Automated Marketing

●	Retargeting Marketing

●	Content Marketing

●	Social Media Content Creation

●	Digital Production Marketing

●	Creating Brand Standards

●	Logo Creation

●	Website Creation

●	Brochure Creation

●	Print Marketing

●	Targeted Print Campaigns

●	Google and Bing Display Ads

●	Google and Bing Pay per Click Campaigns

●	Google Local Service Ads

●	Text (SMS) Campaigns

●	Search Engine Optimization

●	Blog Creation

●	Voice Marketing

●	Radio Commercial Creation

●	Influencer Marketing Collaboration

●	Proximity Marketing

Strategic Vision

Specificity, Inc. is a technology company with 2 core missions:

1)	First, we endeavor to deliver the latest digital marketing technology to companies of all sizes making them nationally, regionally and locally competitive. In this capacity, we come to the table already vertically integrated and capable of executing any size campaign flawlessly.

2)	Secondarily, Specificity is a tech incubator. We identify technology-based marketing solutions, take an equity share position in return for utilizing our internal resources to complete the buildout of technology-based solutions, and then using our marketing prowess to draw clients to these businesses. We have the internal personnel to successfully complete these projects and our marketing capabilities will deliver lower advertising costs to launch new projects making growth faster to attain.

Digital Marketing

As a digital marketing agency, Specificity is an early adopter of innovative digital marketing tools. Our team keeps our clients ahead of the technology curve instead of chasing it. Our ability to identify audiences in granular ways other tech companies have given up on, positions us well to deliver better results at lower costs. By delivering ads to more targeted audiences, our clients enjoy the benefit of focusing 100% of their digital spend on audiences that make sense for their products and services. While the large social media/tech companies are eliminating or limiting access to targeting tools, we continue to add better targeting tools all the time.

As digital marketing continues to evolve, Specificity finds itself with an incredibly unique opportunity. While the large tech companies and social media firms are removing targeting mechanisms from their platforms, businesses are waking up to the fact that more targeted audiences lower their CPA (cost per acquisition) and dramatically improve their ROI. As each day goes by, business owners have learned that the less targeted their campaigns are the more money and time they waste. Reaching the audiences they were easily able to reach just a few years back is made more expensive with the removal of targeting mechanisms. It is all done in the name of political correctness, but it is obvious to most, that their true motivation is to drive ad spend up to drive revenue for themselves.

All of these events put Specificity in a great position to acquire new clients in mass. Our capital raise will in large part be used to grow our sales team in two regions initially and then expand quickly thereafter. The two regions we are starting with are the Tampa and New England markets and will be targeting clients with revenues between$5,000,000 and $25,000,000. The revenue target speaks to both retainer and retention. We know that clients with this type of revenue typically have internal marketing teams that are more suited to understand analytics and can more easily track results. When this is the case, these clients stay longer and are more active in running the campaign making it far easier to produce new creative and get it approved more quickly, a critical component for campaign optimization.

We also know that clients with these revenues spend on average, $5,100 per month. This is important because this retainer level ensures profitability after accounting for sales expense and the overhead required to execute a campaign. While Specificity welcomes smaller businesses as well as larger businesses, targeting these size companies through our sales efforts will ensure both long-term retention and profitability. Both Tampa and the New England region have a plethora of companies that fall into this category. Tampa has 9,991 companies with annual revenue between 5 and 25 million. (insert breakdown provided here for Tampa as well as New England here) The New England market boasts far more in our targeted range.

In addition to being home to many companies we seek to engage, there is another reason these two regions were selected. Kevin Frisbie is an investor in Specificity and possesses a long track record for running highly productive sales teams. He will be recruiting, training and managing the sales team in the New England market and clearly has a vested interest in its’ success. Our CEO, Jason Wood, similarly possesses a long track record for managing sales teams and will be recruiting, training and managing the team in the Tampa market. Between the two of these seasoned pros, growing their respective markets should be accomplished in the timeline provided in the projections.

While we project strong revenue growth in 2021, our other mission is to buildout internal capacity to facilitate growth. A portion of our capital raise will go towards that end. Having a well-trained staff in place will not only allow for the expeditious on-boarding of new clients but will also go a long way in retaining clients we bring on. Strong client retention is foundational to long-term success in our business. We have already automated much of what we do so the length of time required to properly train people is drastically reduced.

Tech Incubator

In the digital marketing space, there are numerous opportunities for project completion. Men and women across the country have great ideas but not the resources to finish their projects. Our model is simple, once we identify these opportunities, we will negotiate an equity share position in return for using our resources to complete the buildout. These resources include our website design team, programmers, graphic designers, digital marketers and management.

Due to the nature of what we do, we welcome these projects with both the ability to help complete them and the ability to market them. We can identify the audience most likely to use them and then aggressively advertise to that audience. Our goal in doing so is to spin them off into their own company and then take our profit when the time is right.

PickPocket

This model is being proven now. Specificity acquired, then completed a digital marketing platform called PickPocket. It offers its users location-based device ID extraction in a self-serve platform wherein users can define the parameters of their own campaign. It aims to compete with the marketing mechanisms in social media companies. Just as they are removing targeting capabilities, PickPocket will hit the market offering very granular targeting. Users on PickPocket are in total control of their campaign and can dictate spend level, locations to target, and the duration of the campaign. Forty-eight hours after the campaign is complete, PickPocket clients get an email containing detailed analytics, including foot traffic attribution reporting. This reporting tells the client how many people physically visited their location out of all the device IDs that were marketed to during the campaign. The report also contains tracking for impressions, clicks, form fills, and ecommerce conversions where appropriate. We have launched PickPocket and will be fully capitalizing the marketing in the coming weeks.

The Investor Center

Another project we have brought in-house is the Investor Center. This is an online portal allowing investors to completely customize their own user experience. They can choose what news feeds to populate on their home screen, which stocks to follow, what industries to track, which OTC companies to follow, which companies seeking private investment to keep track of and much, much more. This service is subscription based.

In addition to providing users with a customized experience, The Investor Center brings together companies seeking investment with brokers, investors and private equity firms. Paid advertising on the platform is available for companies seeking to garner investor attention or for brokers seeking to offer their services to investors. There are many revenue streams available, and our sales team will be run by someone that has spent 30 years in this space, Jim Price.

Currently, we have completed the website buildout with full functionality and will be launching very soon. The future goal for the investor center is to utilize a full stack developer to turn this into a native app for iPhone and Android.

Going Concern

As reflected in the accompanying financial statements, during the year ended December 31, 2021, the Company incurred a net loss of $2,381,405 and used cash of $1,106,374 in operating activities. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

In order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Those material accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Use of estimates in the preparation of financial statements

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned, and less-than-wholly owned subsidiaries of which the Company holds a controlling interest. All significant intercompany balances and transactions have been eliminated. Amounts attributable to minority interests in the Company’s less-than-wholly owned subsidiary are presented as non-controlling interest on the accompanying condensed consolidated balance sheets and statements of operations.

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

Leases

The Company leases offices used for operations under a non-cancelable agreement. Rent expense for the year ended December 31, 2021 was $22,750. The aggregate future annual minimum rental payments under the lease agreements as of December 31, 2021 are as follows:

Years ending December 31,:

2022	$42,630
2023	43,908
2024	22,278
$108,816

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss, but which will only be resolved when one or more future events occur or do not occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to pending legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Fair value of financial instruments

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of December 31, 2021 and 2020, there were no asset impairments.

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

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, increased by the potentially dilutive common shares that were outstanding during the year. As of December 31, 2021 and 2020, the Company does not have any dilutive shares.

Stock Based Compensation

The Company recognizes as compensation expense all share-based payment awards made to employees, directors, and consultants including grants of stock, stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant and is recognized over the service period.

New Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provided an alternative transition method when initially applying ASU 2016-02. Companies may elect to apply ASU 2016-02 at the beginning of the earliest period presented or recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The ASU is effective for annual and interim periods beginning after December 15, 2021. Management expect the adoption of this standard to have a significant impact on the Company’s future financial statements due to the recognition of right of a right of use asset and liability in connection with the lease disclosed below.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Results of Operations for the Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

Revenues

During the year ended December 31, 2021, revenues increased by $655,029, from $93,983 for the year ended December 31, 2020, to $749,012 in 2021 as a result of a full year of operation in 2021.

Cost of Revenues

During the year ended December 31, 2021, cost of revenues increased by $356,285 from $16,170 for the year ended December 31, 2020, to $372,455 in 2021, as a result of a full year of operation in 2021. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses

During the year ended December 31, 2021, operating expenses increased by $2,554,685, from $153,277 for the year ended December 31, 2020 to $2,707,962 in 2021 due materially to an increase in sales and marketing, and increase in general and administrative expenses, and an increase in officer compensation. The Company’s Operating Expenses may vary quarter to quarter as a result of changes to sales and marketing costs, general and administrative expenses, and other costs associated with the Company’s new and existing projects as well as other projects that it is currently reviewing.

Other Expenses

During the year ended December 31, 2021, Other Expenses increased by $50,000 from $0 for the year ended December 31, 2020 to $50,000 in 2021 as a result of interest expense. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss

As a result of the above, Net Loss increased by $2,305,941 from $75,464 for the year ended December 31, 2020 to $2,381,405 in 2021.

Liquidity and Capital Resources

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock and convertible notes and debt. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, and unbilled receivables.

At December 31, 2021, we had a net working capital deficit of approximately $379,819 compared to a net working capital surplus of $237,035 at December 31, 2020. We relied on proceeds from financing activities from the sale of preferred and common stock throughout fiscal year 2021. We relied on proceeds from the sale of common stock, the sale of preferred stock, and accounts payable throughout fiscal 2020.

We must successfully execute our business plan to increase profitability in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all.

Generally, the Company has insufficient capital to maintain operations. Cashflows from operations of the Company and all its subsidiary holdings will not sustain the Company’s operations, let alone its filing requirements, unless there is substantial influx of cash flow through either debt and/or equity financing.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities.

For the year ended December 31, 2021, net cash used in operations was approximately $1,106,374 driven primarily by current year operating loss, offset primarily by the acquisition of Pick Pocket and subscription payable treated as officer compensation.

For the year ended December 31, 2020, net cash used in operations was approximately $54,194 driven by current year operating loss, offset primarily by stock-based compensation and account payable.

 Cash Flows from Investing Activities

For the year ended December 31, 2021, the Company had a net loss of $21,142 in cash flows from investing activities, primarily due to the purchase of property and equipment.

For the year ended December 31, 2020, the Company had $0 in cash flows from investing activities.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions.

For the year ended December 31, 2021, cash provided by financing activities was approximately $1,548,249, primarily due to the proceeds from sale of common stock and proceeds from subscription receivables.

For the year ended December 31, 2020, cash provided by financing activities was approximately $271,302, primarily from the proceeds from the sale of preferred stock and the proceeds from the sale of common stock.

In the short term, we must raise additional capital through debt or equity financing to support our business operations and grow our business. Over the long term, we must successfully execute our growth plans to increase profitable revenue and income streams to generate positive cash flows to sustain adequate liquidity without impairing growth initiatives or requiring the infusion of additional funds from external sources to meet minimum operating requirements. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

Not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-18 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company. As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report , using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “internal control over financial reporting”, as defined under Rule 13a-15(f) under the Exchange Act, means a process designed by, or under the supervision of, the issuer’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. Based upon the evaluation of the internal control over financial reporting at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.

-	Outside counsel assists the Company in the external attorneys to review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

At such time as the Company raises additional working capital it plans to add staff, initiate training, add additional subject matter expertise in its finance area so that it may improve it processes, policies, procedures, and documentation of its internal control processes.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position
Jason Wood	45	Director, Chairman, President, CEO, CFO, Secretary and Treasurer
Kevin D. Frisbie	50	Director
Bill Anderson	68	Director, COO

Jason Wood – Director/CEO

Jason Wood is the majority owner of one of the most innovative digital marketing firms in the United States, Specificity, Inc. formed in November 2020. Specificity is an avant-garde digital marketing strategy firm which constantly seeks and deploys new digital marketing technology and implementation tools - tools for enabling simple ad deployment and measurable campaign results. Specificity is an incubator for technology start-ups in the digital marketing arena.

Already, Specificity Inc. maintains four portfolio digital marketing companies all offering new and unique ways to reach hyper-focused audiences to boost sales for clients. The first, PickPocket™, is a fully automated, self-serve, platform which includes programmatic digital marketing. This entity competes and improves upon the products offered by the social media platforms by delivering marketing to a dramatically more granularly targeted audience. PickPocket™ allows users to improve client conversions with only four clicks - measurable increased ROI coupled with easy campaign implementation. Additionally, customers completely control the spend level, campaign duration and audience size without contractual obligations.

Prior to forming Specificity Jason was the CEO of Actionable Insights, a digital marketing firm, beginning in October 2011.

Jason studied Marketing at the University of Missouri while on a full athletic scholarship before transferring to Southwest Missouri State University. After college, Wood immediately began a sales career. It was in Springfield, Missouri whereby Wood’s passion for sales and marketing flourished, catapulting him into the business world. Wood earned countless sales awards throughout his career. In fact, he was the top performing salesperson for every company for whom he worked. Wood’s entrepreneur background is just as impressive. At 44 years, Wood has successfully owned and operated an automotive lift company, two sales/marketing consulting firms, a digital marketing firm and now leads Specificity Inc., a company which he is taking public.

Kevin D. Frisbie – Director

Kevin Frisbie is the Founder and President of Frisbie & Associates, a comprehensive financial services firm with offices in Lewiston, Brewer, and Mexico, Maine, with other affiliate locations in Saco, Hallowell, Bath, and Portland. When Kevin originally launched his practice over five years ago, he worked with a strong focus in the area of strategic planning for social security and retirement. Since that time, he has expanded his office and team to address virtually every personal investment and insurance need an individual, business, or family may have throughout the entire course of their lives.

Operating as an Investment Adviser Representative, Kevin is free to act solely in the best interest of his clients. He believes in a holistic approach to financial planning. As a former baseball coach, Kevin has always had the heart of a teacher and mentor. These traits, combined with a vast knowledge of the industry, has helped him develop a passion for guiding his clients on their path to financial security. Kevin’s drive to educate and inform makes him a truly unique and gifted financial advisor.

Kevin has also assembled a team of experienced insurance professionals from across the state who specialize in various aspects of the industry, such as life insurance, annuities, social security & retirement strategies, long term care, Medicare planning, group & individual health insurance and employee benefits. Collectively, this group brings well over 100 years of industry expertise to the table, ensuring that whatever needs a client may have, Team Frisbie will meet.

Kevin presents informational workshops on a variety of topics including: Asset Preservation, Social Security Planning, Long Term Care, Financial Wellness for Employees, How to Manage Your Money During Times of Unexpected Transition, and Fundamental Financial Literacy.

As a motivational speaker and published author of Every Dime Every Day, Kevin’s expertise is frequently in high demand. He can regularly be heard on radio station 101.3, The Voice of Maine’s Financial Safari radio program, as well as seen on multiple educational TV programs.

Bill Anderson – Director/COO

Bill’s experience extends from corporate management in the Fortune 100 arena to management consulting and business development. Bill is well traveled and has lived in nine different states ranging from the East Coast, West Coast, Southwest, Southeast Central and the Great Lakes. He has spent the most recent 15 years living and working in Ohio. Bill Worked in the food business supply chain for 25 years, the last 18 with Sara Lee. He then went on to work in management consulting for six years. After that, Bill spent five years self employed until May 2017, before taking on the role as Chief Operating Officer of Actionable Insights, a digital marketing firm, in June of 2017. Bill joined Specificity in November 2020 as COO. Bill has a BS Degree in Business Administration and a Masters Degree in Management. He earned a Masters in Management as a non-traditional student and has a deep interest in and understanding of organizational development and how people work.

Committees

As of the date of this Annual Report, the Company’s board of directors does not have any committees.

The Board of Directors does not currently have a formal nominating committee as we are deemed a “controlled company” in that our CEO and Chairman, Jason Wood holds greater than 50% voting control. As such, nominations of additional board members or nominees for shareholder election are set forth by Mr. Wood. Mr. Wood will consider shareholder nomination. However, there are currently no formal standards for accepting or rejecting such nominations.

The Board of Directors does not currently have a formal auditing committee nor a member of the board that is a “audit committee financial expert” as defined by Item 507(d)(5).

Family Relationships

None.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We do not currently have a code of ethic that applies to any member of the Board of Directors or our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation (1) ($)	Total ($)
Jason Wood	Chairman, CEO and President	2021	$217,568	-0-	-0-	-0-	-0-	-0-	$1,257,148	$1,417,568
		2020	-0-	-0-	-0-	-0-	-0-	-0-	$94,774	$94,774
		2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kevin D. Frisbie	N.E. Regional Sales Director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bill Anderson	COO	2021	$42,000	-0-	-0-	-0-	-0-	-0-	-0-	$42,000
		2020	$3,750	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	The Company covered personal expenses and other expenses incurred by other entities controlled by Mr. Wood. These amounts are not going to be repaid and thus were treated as compensation.

Executive Employment Agreement

On January 1, 2021, the Company entered into an employment contract with its Chief Executive Officer for which the initial term of the agreement is for one year and reviews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. During the for the year ended December 31, 2021 and for the period from Inception to December 31, 2020, the Company paid either the Chief Executive Officer and/or entities affiliated with the Chief Executive Officer $217,568 and $94,774, respectively, which has been classified as officer compensation on the accompanying statements of operations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 14, 2022, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Specificity, Inc., 801 West Bay Dr., #206, Largo, FL 33770.

Shareholder	Number of Shares of Common Stock Held	Number of Shares of Series A Stock(2)	Number of Shares of Series B Preferred Stock(3)	Total Voting Rights	Voting % Prior to Offering	Voting % After Offering
Jason Wood	7,010,00	1,000,000		12,010,000	93.28%	87.19%
Kevin Frisbie	0	0		0	—	—
Bill Anderson	20,000	0		20,000	—	—
All Officers and Directors	7,030,000	1,000,000		12,030,000	93.43%	87.33%
TOTAL	7,030,000	1,000,000		12,030,000	92.43%	87.33%

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Holders of Series A Preferred Stock have voting rights equal to exactly five (5) votes per share held.

(3)	Holders of Series B Preferred Stock do not have voting rights, but do have the right to convert into the aggregate pro rata number of shares of Common stock equal to ten percent (10%) of the sum of the total issued and outstanding shares of common plus the shares of common to be issued to the holder of the Series B Preferred Stock.

We are not aware of any arrangements that could result in a change of control.

Item 13. Certain Relationships and Related Transactions and Director Independence

On January 13, 2021, the Company and Jason Wood, as holder of 100% ownership of Pickpocket, Inc., entered into an agreement whereby the Company purchased exactly 80% of the total issued and outstanding stock of Pickpocket, Inc. in exchange for a 5 year 5% promissory note in the amount of $1,000,000. The note is to be paid in quarterly payments of interest only with any remaining interest and principal due at maturity.

On January 13, 2021, the Company sold exactly 260,000 shares of Series B Preferred Stock.

Otherwise, from inception of the Company (November 25, 2020) through the period ended March 31, 2021, there have been no additional transactions, or any proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest, that would be required to be disclosed herein pursuant to Items 404(a) and 404(d) of Regulation S-K.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Please refer to the attached Notes to the Financial Statements for details related to related party transactions.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for professional services since the inception of the Company rendered by BF Borgers CPA PC, the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-QT) are reported below.

The total fees charged by BF Borgers CPA PC in 2021 and 2020 aggregated $21,600 and $54,000, respectively, which includes fees for the 2021 and 2020 audited financial statements and review of the quarterly financial statements.

	Audit	Taxes	Filings	Other	Total
2021	$54,000	$—	$—	$—	$54,000
2020	$21,600	$—	$—	$—	$21,600

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed

3.1	Articles of Incorporation filed November 25, 2020	Form S-1 Filed June 23, 2021

3.2	Bylaws dated November 25, 2020	Form S-1 Filed June 23, 2021

3.3	Designation of Series A Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021

3.4	Designation of Series B Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021

10.1	Pickpocket, Inc. Purchase Agreement	Form S-1 Filed June 23, 2021

10.2	Promissory Note issued to Jason Wood	Form S-1 Filed June 23, 2021

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: 4/15/2022	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: 4/15/2022	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 15, 2022 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Jason Wood	President, Chief Executive Officer, Secretary,
Jason Wood	Chief Financial Officer, Treasurer, Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Kevin Frisbie	Director
Kevin Frisbie

/s/ William Anderson	Director
William Anderson

SPECIFICTY, INC.
FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD
FROM NOVEMBER 25, 2020 TO DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Specificity, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Specificity, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021 and for the period from November 25, 2020 (Inception) to December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from Inception to December 31, 2020, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s current period net loss and the use of cash flow from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

PCAOB #5041

We have served as the Company’s auditor since 2021

Lakewood, CO

April 15, 2022

SPECIFICITY, INC
BALANCE SHEETS

	As of	As of
	December 31, 2021	December 31, 2020
Assets:
Current assets
Cash and cash equivalents	$637,841	$217,108
Accounts receivable	—	7,250
Related party receivables	—	—
Prepaid expenses and other current assets	6,851	—
Total current assets	644,692	224,358

Property and equipment, net	70,423	50,000
Deferred offering costs	—	13,698

Total assets	$715,115	$288,056

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Account payable	$24,511	$21,021
Accrued liabilities	70,423	—
Note payable	—	30,000
Total current liabilities	94,934	51,021

Long term liabilities -
Related party notes payable	1,000,000	—
Total liabilities	1,094,934	51,021

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, Series A; $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2021 and 2020	1,000	1,000
Preferred stock, Series B; $0.001 par value; 260,000 shares authorized; zero shares issued and outstanding as of December 31, 2021 and 2020	650,000	650,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 8,654,701 and 7,670,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	8,655	7,670
Additional paid-in capital	1,418,896	76,330
Subscriptions receivable	(1,500)	(422,500)
Accumulated deficit	(2,456,870)	(75,465)
Total stockholders’ equity (deficit)	(379,819)	237,035
Total liabilities and stockholders’ equity (deficit)	$715,115	$288,056

See accompanying notes to the financial statements.

SPECIFICITY, INC
STATEMENTS OF OPERATIONS

		For the Period from
	For the Year Ended	Inception to
	December 31, 2021	December 31, 2020
Revenue, net	$749,012	$93,983
Cost of revenues	372,455	16,170
Gross profit	376,557	77,813

Operating expenses:
Sales and marketing	33,246	3,432
General and administrative expenses	1,257,148	55,072
Officer compensation	1,417,568	94,774
Total operating expenses	2,707,962	153,278

Loss from operations	(2,331,405)	(75,465)

Other income (expense):
Interest expense	(50,000)	—
Total other income (expense)	(50,000)	—

Net loss	$(2,381,405)	$(75,465)

Basic and diluted net loss per common share attributable to common stockholders	$(0.30)	$(0.01)
Weighted-average number of shares used in computing basic and diluted per share amounts	7,889,252	7,593,472

See accompanying notes to the financial statements.

SPECIFICITY, INC
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

										Total
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity (Deficit)
Balance, November 25, 2020 - Inception	—	$—	—	$—	—	$—	$—	$—	$—	$—

Issuance of founders shares	1,000,000	1,000	—	—	7,500,000	7,500	(8,500)	—	—	—
Stock issued for services	—	—	—	—	15,000	15	7,485	—	—	7,500
Issuance of common stock for cash	—	—	—	—	155,000	155	77,345	(22,500)	—	55,000
Issuance of preferred stock for cash	—	—	260,000	650,000	—	—	—	(400,000)	—	250,000
Net income	—	—	—	—	—	—	—	—	(75,465)	(75,465)
Balance, December 31, 2020	1,000,000	$1,000	260,000	$650,000	7,670,000	$7,670	$76,330	$(422,500)	$(75,465)	$237,035

Issuance of common stock for cash	—	—	—	—	984,701	985	1,411,065	21,000	—	1,433,050
Issuance of preferred stock for cash	—	—	—	—	—	—	—	200,000	—	200,000
Removal of subscription to reflect proceeds paid to related entity	—	—	—	—	—	—	—	200,000	—	200,000
Offering costs	—	—	—	—	—	—	(68,499)	—	—	(68,499)
Net income	—	—	—	—	—	—	—	—	(2,381,405)	(2,381,405)
Balance, December 31, 2021	1,000,000	$1,000	260,000	$650,000	8,654,701	$8,655	$1,418,896	$(1,500)	$(2,456,870)	$(379,819)

See accompanying notes to the financial statements.

SPECIFICITY, INC
STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year Ended	Inception to
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,381,405)	$(75,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		7,500
Depreciation	719	—
Acquisition of Pick Pocket and subscription payable treated as officer compensation	1,200,000	—
Changes in operating assets and liabilities:
Accounts receivable	7,250	(7,250)
Prepaids and other current assets	(6,851)	—
Accounts payable	3,490	21,021
Accrued liabilities	70,423	—
Net cash used in operating activities	(1,106,374)	(54,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,142)	—
Net cash provided by investing activities	(21,142)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivables	221,000	—
Payments on notes payable	(30,000)	(20,000)
Payment of deferred offering costs	(54,801)	(13,698)
Proceeds from sale of preferred stock	—	250,000
Proceeds from sale of common stock	1,412,050	55,000
Net cash provided by financing activities	1,548,249	271,302

Change in cash and cash equivalents	420,733	217,108
Cash and cash equivalents, beginning of period	217,108	—
Cash and cash equivalents, end of period	$637,841	$217,108

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Issuance of a related party notes payable for Pick Pocket	$1,000,000	$—
Subscription receivable treated as officer compensation	$200,000	$—
Purchase of an asset with note payable	$—	$50,000

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

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of December 31, 2021 and 2020, there were no asset impairments.

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

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, increased by the potentially dilutive common shares that were outstanding during the year. As of December 31, 2021 and 2020, the Company does not have any dilutive shares.

Stock Based Compensation

The Company recognizes as compensation expense all share-based payment awards made to employees, directors, and consultants including grants of stock, stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant and is recognized over the service period.

New Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provided an alternative transition method when initially applying ASU 2016-02. Companies may elect to apply ASU 2016-02 at the beginning of the earliest period presented or recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The ASU is effective for annual and interim periods beginning after December 15, 2021. Management expect the adoption of this standard to have a significant impact on the Company’s future financial statements due to the recognition of right of a right of use asset and liability in connection with the lease disclosed below.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the year ended December 31, 2021, the Company incurred a net loss of $2,381,405 and used cash of $1,106,374 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company has raised capital through the sale of common and preferred stock. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. See Note 7 9 for additional fund received during the year ended December 31, 2021 and subsequent. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – FINANCIAL STATEMENT ELEMENTS

During the period from Inception to December 31, 2020, the Company purchased software for which is to be used in operations with a $50,000 note payable. The software isn’t expected to be implemented until mid-2022 and thus no amortization was recorded at December 31, 2021. See Note 5 for discussion of the note payable terms.

NOTE 5 – NOTES PAYABLE

The Company entered into a $50,000 note payable in connection with the purchase of software, see Note 4. The note payable does not incur interest and required five monthly payments of $10,000. As of December 31, 2020, a balance of $30,000 remained for which was paid during the year ended December 31, 2021.

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s Chief Executive Officer to acquire 80% of Pickpocket, Inc. (“Pickpocket”) for a purchase price of $1.0 million in the form of a promissory note. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the $1.0 million as compensation to officer. The transaction was accounted for on a carry over basis as the Chief Executive Officer was the controlling shareholder in both entities. The promissory note incurs interest at a rate of 5% per annum. During the year ended December 31, 2021, the Company paid accrued interest of $50,000. As of December 31, 2021, no accrued interest was due.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases offices used for operations under a non-cancelable agreement. Rent expense for the year ended December 31, 2021 was $22,750. The aggregate future annual minimum rental payments under the lease agreements as of December 31, 2021 are as follows:

Years ending December 31,:

2022	$42,630
2023	43,908
2024	22,278
$108,816

The Company incurs additional rent expense under cancellable arrangements which are not included within the amounts above.

Litigation

The Company is not party to any pending or threatened litigation.

Significant Contracts

On January 1, 2021, the Company entered into an employment contract with its Chief Executive Officer for which the initial term of the agreement is for one year and reviews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. During the for the year ended December 31, 2021 and for the period from Inception to December 31, 2020, the Company paid either the Chief Executive Officer and/or entities affiliated with the Chief Executive Officer $217,568 and $94,774, respectively, which has been classified as officer compensation on the accompanying statements of operations.

See Notes 5 and 7 for additional payments to the related party.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the period from Inception to December 31, 2020, the Company sold 260,000 shares of Series B preferred stock to various investors at $2.50 per share resulting in gross proceeds of $650,000. As of December 31, 2020, subscriptions receivable related to these were $400,000. During the year ended the Company received the $400,000, which $200,000 was paid to an entity controlled by the Company’s Chief Executive Officer. The $200,000 has been classified as officer compensation on the accompanying statements of operations.

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

At Inception, the Company issued 1,000,000 shares of Series A preferred stock and 7,500,000 shares of common stock to founders of the Company for no consideration.

During the period from Inception to December 31, 2020, the Company sold 155,000 shares of common stock to various investors at $0.50 per share resulting in gross proceeds of $55,000. As of December 31, 2021, there were no subscriptions receivable related to these sales.

During the year ended December 31, 2021, the Company sold 984,701 shares of common stock to various investors at prices ranging from $0.50 to $1.50 per share resulting in gross proceeds of $1,412,050. Offering costs of $68,499 were offset against the gross proceeds. As of December 31, 2021, there was a subscription receivable of $1,500 related to these sales.

Subsequent to December 31, 2021, the Company sold an additional 314,645 shares of common stock to various investors for gross proceeds of $471,967.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 8 – INCOME TAXES

The Company’s net deferred tax assets at December 31, 2021 and 2020 is approximately $643,000 and $18,000, respectively, which consists of net operating loss carry forwards. As of December 31, 2020, the Company provided a 100% valuation allowance against the net deferred tax assets. During the period from Inception to December 31, 2020, the valuation allowance increased by approximately $18,000.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction and state jurisdictions. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for all periods starting in 2020. The Company currently is not under examination by any tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

See Note 7 for additional subsequent events.