Form 10-Q
period 2022-03-31
SPECIFICITY, INC.
filed 2022-05-16
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,369,345 shares of common stock as of March 31, 2022.

SPECIFICITY, INC.

SPECIFICTY, INC.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

SPECIFICITY, INC.

BALANCE SHEETS

(UNAUDITED)

	As of March 31, 2022	As of December 31, 2021
Assets:
Current assets
Cash and cash equivalents	$344,692	$637,841
Prepaid expenses and other current assets	18,200	6,851
Total current assets	362,892	644,692

Property and equipment, net	77,384	70,423
Right of use asset	94,926	—

Total assets	$535,202	$715,115

Liabilities and Stockholders’ Deficit:
Current liabilities:
Account payable	$67,157	$24,511
Accrued liabilities	34,344	70,423
Right of use liability	42,945	—
Total current liabilities	144,446	94,934

Long term liabilities -
Related party notes payable	1,000,000	1,000,000
Right of use liability, net of current portion	51,981	—

Total liabilities	1,196,427	1,094,934

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, Series A; $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,000	1,000
Preferred stock, Series B; $0.001 par value; 260,000 shares authorized; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	650,000	650,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 9,369,345 and 8,654,701 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9,369	8,655
Additional paid-in capital	2,470,903	1,418,896
Subscriptions receivable	(1,500)	(1,500)
Accumulated deficit	(3,790,997)	(2,456,870)
Total stockholders’ deficit	(661,225)	(379,819)
Total liabilities and stockholders’ deficit	$535,202	$715,115

See accompanying notes to the financial statements.

SPECIFICITY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Revenue, net	$270,850	$169,445
Cost of revenues	150,890	69,948
Gross profit	119,960	99,497

Operating expenses:
Sales and marketing	12,880	9,530
General and administrative expenses	1,335,129	198,475
Officer compensation	95,530	1,089,748
Total operating expenses	1,443,539	1,297,753

Loss from operations	(1,323,579)	(1,198,256)

Other income (expense):
Interest expense	(10,548)	—
Total other income (expense)	(10,548)	—

Net loss	$(1,334,127)	$(1,198,256)

Basic and diluted net loss per common share attributable to common stockholders	$(0.15)	$(0.15)
Weighted-average number of shares used in computing basic and diluted per share amounts	8,875,895	7,785,556

See accompanying notes to the financial statements.

SPECIFICITY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

										Total
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity (Deficit)
Balance, December 31, 2020	1,000,000	$1,000	260,000	$650,000	7,670,000	$7,670	$76,330	$(422,500)	$(75,465)	$237,035

Issuance of common stock for cash	—	—	—	—	195,000	195	172,305	22,500	—	195,000
Issuance of preferred stock for cash	—	—	—	—	—	—	—	150,000	—	150,000
Net loss	—	—	—	—	—	—	—	—	(1,198,256)	(1,198,256)
Balance, March 31, 2021	1,000,000	$1,000	260,000	$650,000	7,865,000	$7,865	$248,635	$(250,000)	$(1,273,721)	$(616,221)

										Total
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
Balance, December 31, 2021	1,000,000	$1,000	260,000	$650,000	8,654,701	$8,655	$1,418,896	$(1,500)	$(2,456,870)	$(379,819)

Issuance of common stock for cash	—	—	—	—	314,644	314	471,653	—	—	471,967
Offering costs	—	—	—	—	—	—	(19,246)	—	—	(19,246)
Stock-based compensation	—	—	—	—	400,000	400	599,600	—	—	600,000
Net loss	—	—	—	—	—	—	—	—	(1,334,127)	(1,334,127)
Balance, March 31, 2022	1,000,000	$1,000	260,000	$650,000	9,369,345	$9,369	$2,470,903	$(1,500)	$(3,790,997)	$(661,225)

See accompanying notes to the financial statements.

SPECIFICITY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,334,127)	$(1,198,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	600,000	—
Depreciation	2,246	—
Acquistion of Pick Pocket treated as officer compensation	—	1,000,000
Changes in operating assets and liabilities:
Accounts receivable	—	4,750
Prepaids and other current assets	(11,349)	(10,000)
Accounts payable	42,646	(13,183)
Accrued liabilities	(36,079)	3,698
Net cash used in operating activities	(736,663)	(212,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,207)	(1,042)
Net cash used in investing activities	(9,207)	(1,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivables	—	172,500
Payments on notes payable	—	(30,000)
Payment of deferred offering costs	(19,246)	(8,218)
Proceeds from sale of common stock	471,967	172,500
Net cash provided by financing activities	452,721	306,782

Change in cash and cash equivalents	(293,149)	92,749
Cash and cash equivalents, beginning of period	637,841	217,108
Cash and cash equivalents, end of period	$344,692	$309,857

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,548	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Issuance of a related party notes payable for Pick Pocket	$—	$1,000,000
Right of use asset and liability	$104,665	$—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not indicative of the results that may be expected for the full year.

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

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Lease Commitment

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable. Operating lease right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases buildings (real estate) which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of March 31, 2022, management determined that there were no variable lease costs.

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

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts reported in the Company’s financial statements for cash, accounts receivable, prepaids and other current assets, accounts payable, etc. approximate their fair value because of the immediate or short-term mature of these financial instruments.

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, increased by the potentially dilutive common shares that were outstanding during the year. As of March 31, 2022 and 2021, the Company does not have any dilutive shares.

New Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provided an alternative transition method when initially applying ASU 2016-02. Companies may elect to apply ASU 2016-02 at the beginning of the earliest period presented or recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The ASU is effective for annual and interim periods beginning after December 15, 2021. Management adopted this standard on January 1, 2022, which a right of use asset and liability were recorded in connection with the Company’s lease.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the three months ended March 31, 2022, the Company incurred a net loss of $1,334,127 and used cash of $736,663 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company has raised capital through the sale of common and preferred stock. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. See Note 7 for additional fund received during the three months ended March 31, 2022 and subsequent. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – FINANCIAL STATEMENT ELEMENTS

In 2020, the Company purchased software for which is to be used in operations with a $50,000 note payable. The software isn’t expected to be implemented until mid-2022 and thus no amortization was recorded at March 31, 2022. See Note 5 for discussion of the note payable terms.

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – NOTES PAYABLE

The Company entered into a $50,000 note payable in connection with the purchase of software, see Note 4. The note payable did not incur interest and required five monthly payments of $10,000 which were paid during 2021.

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s Chief Executive Officer to acquire 80% of Pickpocket, Inc. (“Pickpocket”) for a purchase price of $1.0 million in the form of a promissory note. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the $1.0 million as compensation to officer. The transaction was accounted for on a carry over basis as the Chief Executive Officer was the controlling shareholder in both entities. The promissory note incurs interest at a rate of 5% per annum. During the three months ended March 31, 2022, the Company paid interest of $10,548. As of March 31, 2022, no accrued interest was due.

NOTE 6 – COMMITMENTS AND CONTIGENCIES

Lease

The Company leases offices used for operations under a non-cancelable agreement. Rent expense for the three months ended March 31, 2022 was $35,057. On January 1, 2022, the Company recorded a right of use asset and liability of $104,665. The Company used an effective borrowing rate of 3% which is the annual increase per the lease agreement.

Litigation

The Company is not party to any pending or threatened litigation.

Significant Contracts

On January 1, 2021, the Company entered into an employment contract with its Chief Executive Officer for which the initial term of the agreement is for one year and renews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. During the for the three months ended March 31, 2022 and 2021, the Company paid either the Chief Executive Officer and/or entities affiliated with the Chief Executive Officer $95,530 and $1,089,748, respectively, which has been classified as officer compensation on the accompanying statements of operations.

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

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

At Inception, the Company issued 1,000,000 shares of Series A preferred stock and 7,500,000 shares of common stock to founders of the Company for no consideration.

During the three months ended March 31, 2021 the Company sold 195,000 shares of common stock to various investors at $1.00 per share resulting in gross proceeds of $172,000. During the three months ended March 31, 2021 there were $22,500 and $150,000 in subscriptions receivable sold of common and preferred stock, respectively.

During the three months ended March 31, 2022 the Company sold 314,644 shares of common stock to various investors at $1.50 per share resulting in gross proceeds of $471,967. Offering costs related to the sale of these shares amounted to $19,246 As of March 31, 2022, there were no subscriptions receivable related to these sales.

During the three months ended March 31, 2022, the Company issued 400,000 shares of common stock to two employees for services rendered. The Company recorded $600,000 as stock-based compensation, within general and administrative expense, in connection with the issuance. The Company valued the shares based upon the recent sales of common stock.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our Form 10-K filed with the Commission on April 15, 2022.

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

Business Overview

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. This discussion should be read in conjunction with the other sections of this Form 10-Q, including “Risk Factors” as described in our Form 10-K as filed with the Commission on April 15, 2022, and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout our Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

At best its political correctness run amuck, at worst it’s a ploy to drive ad spend up by forcing people to spend more to get the same. And not only will we take no part in this, we are building Specificity specifically to help businesses get the very most for their ad spend. Our marketing tools will target those most likely to buy the product being solicited. We would never allow nor condone discrimination of any kind. But delivering advertising to people actively looking for products and services is NOT discrimination; it’s intelligent marketing.

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

We are currently a development stage company with minimal revenues, though we had a significant increase in revenues for the year ended December 31, 2021. Accordingly, management has concluded that there is substantial doubt in our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of March 31, 2022, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”). The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Results of Operations

Revenues

For the quarter ended March 31, 2022, and the quarter ended March 31, 2021, we generated $270,850 and $169,445 in revenues, respectively.

Operating Expenses

For the quarter ended March 31, 2022, and the quarter ended March 31, 2021, we incurred $1,443,539 and $1,297,753 in operating expenses, respectively. The increase in Operating Expenses was due primarily to an increase in general and administrative expenses, with a decrease in officer compensation.

Net Loss and Gross Profit

For the quarter ended March 31, 2022, and the quarter ended March 31, 2021, we incurred a net loss of $1,334,127 and $1,198,256, respectively. The increase in net loss was due primarily to an increase in operating expenses.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had available working capital during the quarter ended March 31, 2022 of $344,692 as compared to the year ended December 31, 2021 during which we had working capital of $637,841.

Cash flows for the three months ended March 31, 2022.

Net cash flow derived from operating activities was $(736,663) for the three months ended March 31, 2022. This is due primarily to a net loss of $1,334,127, offset by $600,000 in the stock-based compensation.

Net cash flow used in investing activities was $9,207 for the three months ended March 31, 2022 and $1,042 for the three months ended March 31, 2021.

Net cash provided by financing activities was $452,721 for the three months ended March 31, 2022, and consisted of $471,967 from the proceeds from the sale of common stock and $(19,246) from the payment of deferred offering costs.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the months ended March 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing, or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, please refer to our Form 10-K as filed with the Commission on April 15, 2022, to see those Risk Factors listed therein.

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

SPECIFICITY, INC.

Dated: May 16, 2022	By:	/s/ Jason Wood
Jason Wood