Form 10-Q
period 2022-06-30
SPECIFICITY, INC.
filed 2022-08-12
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-257323

SPECIFICITY, INC.
(Exact name of registrant as specified in its charter)

Nevada	85-4017786
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 S. Ware Blvd., Suite 508, Tampa, FL	33619
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,369,345 shares of common stock as of June 30, 2022.

SPECIFICITY, INC.

-i-

SPECIFICTY, INC.

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, AND 2021

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

SPECIFICITY, INC.

BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2022	As of December 31, 2021
Assets:
Current assets
Cash and cash equivalents	$26,140	$637,841
Prepaid expenses and other current assets	10,408	6,851
Total current assets	36,548	644,692

Property and equipment, net	74,861	70,423
Right of use asset	85,113	-

Total assets	$196,522	$715,115

Liabilities and Stockholders’ Deficit:
Current liabilities:
Account payable	$3,265	$24,511
Accrued liabilities	60,090	70,423
Accrued interest, related party	12,466	-
Advances, related party	73,000	-
Right of use liability	43,260	-
Total current liabilities	192,081	94,934

Long term liabilities -
Related party notes payable	1,000,000	1,000,000
Right of use liability, net of current portion	41,853	-

Total liabilities	1,233,934	1,094,934

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, Series A; $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Preferred stock, Series B; $0.001 par value; 260,000 shares authorized; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	650,000	650,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 9,369,345 and 8,654,701 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9,369	8,655
Additional paid-in capital	2,467,318	1,418,896
Subscriptions receivable	(1,500)	(1,500)
Accumulated deficit	(4,163,599)	(2,456,870)
Total stockholders’ deficit	(1,037,412)	(379,819)
Total liabilities and stockholders’ deficit	$196,522	$715,115

See accompanying notes to the financial statements.

SPECIFICITY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Revenue, net	$378,660	$156,861	$649,510	$326,306
Cost of revenues	110,360	82,856	261,250	152,804
Gross profit	268,300	74,005	388,260	173,502

Operating expenses:
Sales and marketing	19,837	10,357	32,717	19,887
General and administrative expenses	587,611	246,161	1,922,740	444,636
Officer compensation	20,988	53,215	116,518	1,142,963
Total operating expenses	628,436	309,733	2,071,975	1,607,486

Loss from operations	(360,136)	(235,728)	(1,683,715)	(1,433,984)

Other income (expense):
Interest expense - related party	(12,466)	-	(23,014)	-
Total other income (expense)	(12,466)	-	(23,014)	-

Net loss	$(372,602)	$(235,728)	$(1,706,729)	$(1,433,984)

Basic and diluted net loss per common share attributable to common stockholders	$(0.04)	$(0.03)	$(0.19)	$(0.18)
Weighted-average number of shares used in computing basic and diluted per share amounts	9,369,345	7,820,440	9,123,984	7,787,348

See accompanying notes to the financial statements.

SPECIFICITY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)

										Total
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2020	1,000,000	$1,000	260,000	$650,000	7,670,000	$7,670	$76,330	$(422,500)	$(75,465)	$237,035

Issuance of common stock for cash	-	-	-	-	155,000	155	177,345	22,500	-	200,000
Issuance of preferred stock for cash	-	-	-	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	-	-	-	(1,433,984)	(1,433,984)
Balance, June 30, 2021	1,000,000	$1,000	260,000	$650,000	7,825,000	$7,825	$253,675	$(200,000)	$(1,509,449)	$(796,949)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, March 31, 2021	1,000,000	$1,000	260,000	$650,000	7,810,000	$7,810	$246,190	$(250,000)	$(1,273,721)	$(618,721)

Issuance of common stock for cash	-	-	-	-	15,000	15	7,485	-	-	7,500
Issuance of preferred stock for cash	-	-	-	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	-	-	-	(235,728)	(235,728)
Balance, June 30, 2021	1,000,000	$1,000	260,000	$650,000	7,825,000	$7,825	$253,675	$(200,000)	$(1,509,449)	$(796,949)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2021	1,000,000	$1,000	260,000	$650,000	8,654,701	$8,655	$1,418,896	$(1,500)	$(2,456,870)	$(379,819)

Issuance of common stock for cash	-	-	-	-	314,644	314	471,653	-	-	471,967
Offering costs	-	-	-	-	-	-	(22,831)	-	-	(22,831)
Stock-based compensation	-	-	-	-	400,000	400	599,600	-	-	600,000
Net loss	-	-	-	-	-	-	-	-	(1,706,729)	(1,706,729)
Balance, June 30, 2022	1,000,000	$1,000	260,000	$650,000	9,369,345	$9,369	$2,467,318	$(1,500)	$(4,163,599)	$(1,037,412)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, March 31, 2022	1,000,000	$1,000	260,000	$650,000	9,369,345	$9,369	$2,470,903	$(1,500)	$(3,790,997)	$(661,225)

Offering costs	-	-	-	-	-	-	(3,585)	-	-	(3,585)
Net loss	-	-	-	-	-	-	-	-	(372,602)	(372,602)
Balance, June 30, 2022	1,000,000	$1,000	260,000	$650,000	9,369,345	$9,369	$2,467,318	$(1,500)	$(4,163,599)	$(1,037,412)

See accompanying notes to the financial statements.

SPECIFICITY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,706,729)	$(1,433,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	600,000	-
Depreciation	4,769	-
Acquisition of Pick Pocket and subscription payable treated as officer compensation	-	1,000,000
Changes in operating assets and liabilities:
Accounts receivable	-	7,250
Prepaids and other current assets	(3,557)	(10,000)
Accounts payable	(21,246)	(4,883)
Accrued liabilities	(10,333)	3,698
Accrued interest, related party	12,466	-
Net cash used in operating activities	(1,124,630)	(437,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,207)	-
Net cash used in investing activities	(9,207)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivables	-	222,500
Payments on notes payable	-	(30,000)
Advances from related party	73,000	-
Payment of deferred offering costs	(22,831)	(46,668)
Proceeds from sale of common stock	471,967	177,500
Net cash provided by financing activities	522,136	323,332

Change in cash and cash equivalents	(611,701)	(114,587)
Cash and cash equivalents, beginning of period	637,841	217,108
Cash and cash equivalents, end of period	$26,140	$102,521

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,548	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of a related party notes payable for Pick Pocket	$-	$1,000,000
Right of use asset and liability	$104,665	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021. The results of operations for the six months ended June 30, 2022 are not indicative of the results that may be expected for the full year.

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of June 30, 2022, management determined that there were no variable lease costs.

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

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, increased by the potentially dilutive common shares that were outstanding during the period. As of June 30, 2022, and 2021, the Company does not have any dilutive shares.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the six months ended June 30, 2022, the Company incurred a net loss of $1,706,729 and used cash of $1,124,630 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company has raised capital through the sale of common and preferred stock. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. See Note 7 for additional funds received during the six months ended June 30, 2022. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – FINANCIAL STATEMENT ELEMENTS

During the period from Inception to December 31, 2020, the Company purchased software for which is to be used in operations with a $50,000 note payable. The software isn’t expected to be implemented until mid-2023 and thus no amortization was recorded at June 30, 2022. See Note 5 for discussion of the note payable terms.

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – NOTES PAYABLE AND ADVANCES

The Company entered into a $50,000 note payable in connection with the purchase of software, see Note 4. The note payable does not incur interest and required five monthly payments of $10,000 which were paid during 2021.

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s Chief Executive Officer to acquire 80% of Pickpocket, Inc. (“Pickpocket”) for a purchase price of $1.0 million in the form of a promissory note. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the $1.0 million as compensation to officer. The transaction was accounted for on a carry-over basis as the Chief Executive Officer was the controlling shareholder in both entities. The promissory note incurs interest at a rate of 5% per annum. During the six months ended June 30, 2022, the Company paid interest of $10,548. As of June 30, 2022, $12,466 accrued interest was due.

During the six months ended June 30, 2022, a member of management advanced the Company $73,000 for operations. The advances do no incur interest and were due on demand. Subsequent to June 30, 2022, the advanced were paid back.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases offices used for operations under a non-cancelable agreement. Rent expense for the three and six months ended June 30, 2022, was $42,383 and $77,440, respectively. On January 1, 2022, the Company recorded a right of use asset and liability of $104,665. The Company used an effective borrowing rate of 3% which is the annual increase per the lease agreement.

Litigation

The Company is not party to any pending or threatened litigation.

Significant Contracts

On January 1, 2021, the Company entered into an employment contract with its Chief Executive Officer for which the initial term of the agreement is for one year and renews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. During the six months ended June 30, 2022 and 2021, the Company paid either the Chief Executive Officer and/or entities affiliated with the Chief Executive Officer $116,518 and $1,142,963, respectively, which has been classified as officer compensation on the accompanying statements of operations.

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

During the six months ended June 30, 2021, the Company sold 155,000 shares of common stock to various investors at prices ranging from $0.50 to $1.50 per share resulting in gross proceeds of $177,500. During the six months ended June 30, 2021, there were $22,500 and $200,000 in subscriptions receivable sold of common and preferred stock, respectively.

During the six months ended June 30, 2022, the Company sold 314,644 shares of common stock to various investors at $1.50 per share resulting in gross proceeds of $471,967. Offering costs related to the sale of these shares amounted to $19,246 As of June 30, 2022, there were no subscriptions receivable related to these sales.

During the six months ended June 30, 2022, the Company issued 400,000 shares of common stock to two employees for services rendered. The Company recorded $600,000 as stock-based compensation, within general and administrative expense, in connection with the issuance. The Company valued the shares based upon the recent sales of common stock.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company has sold 500,000 shares of common stock resulting in gross proceeds of $750,000.

See Note 5 for repayment of advanced from a related party.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed.

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

We are currently a development stage company with minimal revenues, though we had a significant increase in revenues for the year ended December 31, 2021. Accordingly, management has concluded that there is substantial doubt in our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of June 30, 2022, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”). The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family, and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends, or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Results of Operations – Three Months Ended June 30, 2022 vs 2021

Revenues

For the quarter ended June 30, 2022, and the quarter ended June 30, 2021, we generated $378,660 and $156,861 in revenues, respectively. The increase in revenues was due to the continued focus on the expansion of our operations.

Operating Expenses

For the quarter ended June 30, 2022, and the quarter ended June 30, 2021, we incurred $628,436 and $309,733 in operating expenses, respectively. The increase in Operating Expenses was due primarily to an increase in general and administrative expenses, an increase in sales and marketing expenses, with a decrease in officer compensation.

Results of Operations – Six Months Ended June 30, 2022 vs 2021

Revenues

For the six months ended June 30, 2022, and the six months ended June 30, 2021, we generated $649,510 and $326,306 in revenues, respectively. The increase in revenues was due to the continued focus on the expansion of our operations.

Operating Expenses

For the six months ended June 30, 2022, and the six months ended June 30, 2021, we incurred $2,071,975 and $1,607,486 in operating expenses, respectively. The increase in operating expenses was due primarily to an increase in our operations which resulted in an general and administrative, including to stock-based compensation charges, an increase in sales and marketing expenses, with a decrease in officer compensation due to recording a significant amount of compensation related to PickPocket in the prior comparable period.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had available cash on hand of $26,140 as of June 30, 2022 as compared to $637,841 as of December 31, 2021. The decrease in capital was directly related to funding our operations in 2022.

Cash flows for the six months June 30, 2022.

Net cash flow derived from operating activities was $(1,124,630) for the six months ended June 30, 2022. This is due primarily to a net loss of $1,706,729, offset by $600,000 in the stock-based compensation.

Net cash flow used in investing activities was $9,207 for the six months ended June 30, 2022, and $0 for the six months ended June 30, 2021.

Net cash provided by financing activities was $522,136 for the six months ended June 30, 2022 and consisted of $471,967 from the proceeds from the sale of common stock, $73,000 from advances, and $(22,831) from the payment of deferred offering costs.

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

If we are unable to raise capital as needed, we are required to reduce the scope of our business development activities, which could harm our business plans, financial condition, and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2022, our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the months ended June 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing, or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, please refer to our Form 10-K as filed with the Commission on April 15, 2022, to see those Risk Factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for founders shares all unregistered shares have since been registered pursuant to the Form S-1 registration statement deemed effective on September 16, 2021, and the Form S-1 registration statement deemed effective on June 1, 2022.

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

SPECIFICITY, INC.

Dated: August 12, 2022	By:	/s/ Jason Wood
Jason Wood