Form 10-Q
period 2022-09-30
SPECIFICITY, INC.
filed 2022-11-21
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,867,183 shares of common stock as of November 16, 2022.

SPECIFICITY, INC.

-i-

SPECIFICTY, INC.
FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
INDEX TO FINANCIAL STATEMENTS
(UNAUDITED)

SPECIFICITY, INC
BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2022	As of December 31, 2021
Assets:
Current assets
Cash and cash equivalents	$172,594	$637,841
Prepaid expenses and other current assets	30,632	6,851
Total current assets	213,226	644,692

Property and equipment, net	73,362	70,423
Right of use asset	74,911	-

Total assets	$361,499	$715,115

Liabilities and Stockholders’ Deficit:
Current liabilities:
Account payable	$68,350	$24,511
Accrued liabilities	23,681	70,423
Advances, related party	33,000	-
Right of use liability	43,260	-
Total current liabilities	168,291	94,934

Long term liabilities -
Related party notes payable	990,000	1,000,000
Right of use liability, net of current portion	31,651	-

Total liabilities	1,189,942	1,094,934

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, Series A; $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,000	1,000
Preferred stock, Series B; $0.001 par value; 260,000 shares authorized; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	650,000	650,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 9,867,183 and 8,654,701 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9,867	8,655
Additional paid-in capital	3,252,712	1,418,896
Subscriptions receivable	(1,500)	(1,500)
Accumulated deficit	(4,740,522)	(2,456,870)
Total stockholders’ deficit	(828,443)	(379,819)
Total liabilities and stockholders’ deficit	$361,499	$715,115

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Revenue, net	$662,971	$214,106	$933,821	$540,412
Cost of revenues	338,870	87,614	489,760	240,418
Gross profit	324,101	126,492	444,061	299,994

Operating expenses:
Sales and marketing	76,205	3,845	89,085	23,732
General and administrative expenses	1,106,802	260,112	2,441,931	704,748
Officer compensation	65,687	20,272	161,217	1,163,235
Total operating expenses	1,248,694	284,229	2,692,233	1,891,715

Loss from operations	(924,593)	(157,737)	(2,248,172)	(1,591,721)

Other income (expense):
Interest expense - related party	(24,932)	(35,417)	(35,480)	(35,417)
Total other income (expense)	(24,932)	(35,417)	(35,480)	(35,417)

Net loss	$(949,525)	$(193,154)	$(2,283,652)	$(1,627,138)

Basic and diluted net loss per common share attributable to common stockholders	$(0.10)	$(0.02)	$(0.25)	$(0.21)
Weighted-average number of shares used in computing basic and diluted per share amounts	9,660,352	7,836,232	9,303,672	7,803,822

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

										Total
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2021	1,000,000	$1,000	260,000	$650,000	7,670,000	$7,670	$76,330	$(422,500)	$(75,465)	$237,035

Issuance of common stock for cash	-	-	-	-	281,667	282	357,218	22,500	-	380,000
Issuance of preferred stock for cash	-	-	-	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	-	-	-	(1,627,138)	(1,627,138)
Balance, September 30, 2021	1,000,000	$1,000	260,000	$650,000	7,951,667	$7,952	$433,548	$(200,000)	$(1,702,603)	$(810,103)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, June 30, 2021	1,000,000	$1,000	260,000	$650,000	7,825,000	$7,825	$253,675	$(200,000)	$(1,509,449)	$(796,949)

Issuance of common stock for cash	-	-	-	-	126,667	127	179,873	-	-	180,000
Issuance of preferred stock for cash	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(193,154)	(193,154)
Balance, September 30, 2021	1,000,000	$1,000	260,000	$650,000	7,951,667	$7,952	$433,548	$(200,000)	$(1,702,603)	$(810,103)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2021	1,000,000	$1,000	260,000	$650,000	8,654,701	$8,655	$1,418,896	$(1,500)	$(2,456,870)	$(379,819)

Issuance of common stock for cash	-	-	-	-	812,482	812	1,262,901	-	-	1,263,713
Offering costs	-	-	-	-	-	-	(28,685)	-	-	(28,685)
Stock-based compensation	-	-	-	-	400,000	400	599,600	-	-	600,000
Net loss	-	-	-	-	-	-	-	-	(2,283,652)	(2,283,652)
Balance, September 30, 2022	1,000,000	$1,000	260,000	$650,000	9,867,183	$9,867	$3,252,712	$(1,500)	$(4,740,522)	$(828,443)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, June 30, 2022	1,000,000	$1,000	260,000	$650,000	9,369,345	$9,369	$2,467,318	$(1,500)	$(3,790,997)	$(664,810)

Issuance of common stock for cash	-	-	-	-	497,838	498	791,248	-	-	791,746
Offering costs	-	-	-	-	-	-	(5,854)	-	-	(5,854)
Net loss	-	-	-	-	-	-	-	-	(949,525)	(949,525)
Balance, September 30, 2022	1,000,000	$1,000	260,000	$650,000	9,867,183	$9,867	$3,252,712	$(1,500)	$(4,740,522)	$(828,443)

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,283,652)	$(1,627,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	600,000	-
Depreciation	7,342	-
Acquistion of Pick Pocket and subscription payable treated as officer compensation	-	1,000,000
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	7,250
Prepaids and other current assets	(23,781)	-
Accounts payable	43,839	(10,746)
Accrued liabilities	(46,742)	-
Accrued interest, related party	-	35,417
Net cash used in operating activities	(1,712,994)	(595,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,281)	-
Net cash used in investing activities	(10,281)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivables	-	222,500
Payments on notes payable	(10,000)	(30,000)
Advances from related party	33,000	-
Payment of deferred offering costs	(28,685)	(54,801)
Proceeds from sale of common stock	1,263,713	357,500
Net cash provided by financing activities	1,258,028	495,199

Change in cash and cash equivalents	(465,247)	(100,018)
Cash and cash equivalents, beginning of period	637,841	217,108
Cash and cash equivalents, end of period	$172,594	$117,090

Supplemental disclosures of cash flow information:
Cash paid for interest	$60,548	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of a related party notes payable for Pick Pocket	$-	$1,000,000
Right of use asset and liability	$104,665	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021. The results of operations for the nine months ended September 30, 2022 are not indicative of the results that may be expected for the full year.

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

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of September 30, 2022, management determined that there were no variable lease costs.

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

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, increased by the potentially dilutive common shares that were outstanding during the period. As of September 30, 2022 and 2021, the Company does not have any dilutive shares.

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the nine months ended September 30, 2022, the Company incurred a net loss of $2,283,652 and used cash of $1,712,994 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company has raised capital through the sale of common and preferred stock. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. See Note 7 for additional funds received during the nine months ended September 30, 2022. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – FINANCIAL STATEMENT ELEMENTS

During the period from Inception to December 31, 2020, the Company purchased software for which is to be used in operations with a $50,000 note payable. The software isn’t expected to be implemented until late-2022 and thus no amortization was recorded at September 30, 2022. See Note 5 for discussion of the note payable terms.

NOTE 5 – NOTES PAYABLE

The Company entered into a $50,000 note payable in connection with the purchase of software, see Note 4. The note payable does not incur interest and required five monthly payments of $10,000 which were paid during 2021.

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s Chief Executive Officer to acquire 80% of Pickpocket, Inc. (“Pickpocket”) for a purchase price of $1.0 million in the form of a promissory note. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the $1.0 million as compensation to officer. The transaction was accounted for on a carry-over basis as the Chief Executive Officer was the controlling shareholder in both entities. The promissory note incurs interest at a rate of 5% per annum. During the nine months ended September 30, 2022, the Company paid interest of $60,548. As of September 30, 2022, the Company has prepaid interest of $25,068 included within prepaids on the accompanying balance sheet.

NOTE 6 – COMMITMENTS AND CONTIGENCIES

Lease

The Company leases offices used for operations under a non-cancelable agreement. Rent expense for the three and nine months ended September 30, 2022 was $17,896 and $95,536, respectively. On January 1, 2022, the Company recorded a right of use asset and liability of $104,665. The Company used an effective borrowing rate of 3% which is the annual increase per the lease agreement.

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Litigation

The Company is not party to any pending or threatened litigation.

Significant Contracts

On January 1, 2021, the Company entered into an employment contract with its Chief Executive Officer for which the initial term of the agreement is for one year and renews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. During the nine months ended September 30, 2022 and 2021, the Company paid either the Chief Executive Officer and/or entities affiliated with the Chief Executive Officer $161,217 and $1,163,235, respectively, which has been classified as officer compensation on the accompanying statements of operations.

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

During the nine months ended September 30, 2021 the Company sold 281,667 shares of common stock to various investors at prices ranging from $0.50 to $1.50 per share resulting in gross proceeds of $357,500. During the nine months ended September 30, 2021 there were $22,500 and $200,000 in subscriptions receivable sold of common and preferred stock, respectively.

During the nine months ended September 30, 2022 the Company sold 812,482 shares of common stock to various investors at $1.50 per share resulting in gross proceeds of $1,263,713. Offering costs related to the sale of these shares amounted to $28,685 As of September 30, 2022, there were no subscriptions receivable related to these sales.

During the nine months ended September 30, 2022, the Company issued 400,000 shares of common stock to two employees for services rendered. The Company recorded $600,000 as stock-based compensation, within general and administrative expense, in connection with the issuance. The Company valued the shares based upon the recent sales of common stock.

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our Form S-1 filed with the Commission on September 13, 2022.

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

Business Overview

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. This discussion should be read in conjunction with the other sections of this Form 10-Q, including “Risk Factors” as described in our Form S-1 as filed with the Commission on September 13, 2022, and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout our Annual Report on Form 10-K and our Form S-1 as filed with the Commission on September 13, 2022. See “Forward-Looking Statements.” Our actual results may differ materially. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

At best its political correctness run amuck at worst it’s a ploy to drive ad spend up by forcing people to spend more to get the same. And not only will we take no part in this, we are building Specificity specifically to help businesses get the very most for their ad spend. Our marketing tools will target those most likely to buy the product being solicited. We would never allow nor condone discrimination of any kind. But delivering advertising to people actively looking for products and services is NOT discrimination; it’s intelligent marketing.

Company Overview

Specificity, Inc. is a technology company with 2 core missions:

1)	First, we endeavor to deliver the latest digital marketing technology to companies of all sizes making them nationally, regionally, and locally competitive. In this capacity, we come to the table already vertically integrated and capable of executing any size campaign flawlessly.

2)	Secondarily, Specificity is a tech incubator. We identify technology-based marketing solutions, take an equity share position in return for utilizing our internal resources to complete the buildout of technology-based solutions, and then using our marketing prowess to draw clients to these businesses. We have the internal personnel to successfully complete these projects and our marketing capabilities will deliver lower advertising costs to launch new projects making growth faster to attain.

We are currently a development stage company with minimal revenues, though we had a significant increase in revenues for the year ended December 31, 2021. Accordingly, management has concluded that there is substantial doubt in our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of September 30, 2022, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”). The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family, and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends, or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Results of Operations – Three Months Ended September 30, 2022, vs 2021

Revenues

For the quarter ended September 30, 2022, and the quarter ended September 30, 2021, we generated $662,971 and $214,106 in revenues, respectively. The increase in revenues was due to the continued focus on the expansion of our operations.

Operating Expenses

For the quarter ended September 30, 2022, and the quarter ended September 30, 2021, we incurred $1,248,694 and $284,229 in operating expenses, respectively. The increase in Operating Expenses was due primarily to an increase in general and administrative expenses, an increase in sales and marketing expenses, and an increase in officer compensation due to the continued expansion of our operations

Results of Operations – Nine Months Ended September 30, 2022, vs 2021

Revenues

For the nine months ended September 30, 2022, and the nine months ended September 30, 2021, we generated $933,821 and $540,412 in revenues, respectively. The increase in revenues was due to the continued focus on the expansion of our operations.

Operating Expenses

For the nine months ended September 30, 2022, and the nine months ended September 30, 2021, we incurred $2,692,233 and $2,891,715 in operating expenses, respectively. The increase in operating expenses was due primarily to an increase in our operations which resulted in an increase in general and administrative expenses, an increase in sales and marketing expenses, with a decrease in officer compensation due to recording a significant amount of compensation related to PickPocket in the prior comparable period.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had available cash on hand of $172,594 as of September 30, 2022, as compared to $637,841 as of December 31, 2021. The decrease in capital was directly related to funding our operations in 2022.

Cash flows for the nine months ended September 30, 2022.

Net cash flow derived from operating activities was $(1,712,994) for the nine months ended September 30, 2022. This is due primarily to a net loss of $2,283,652, offset by $600,000 in the stock-based compensation and $43,839 in accounts payable. The increase is primarily due to the expansion of our operations.

Net cash flow used in investing activities was $(10,281) for the nine months ended September 30, 2022, and $0 for the nine months ended September 30, 2021.

Net cash provided by financing activities was $1,258,028 for the nine months ended September 30, 2022 and consisted of $1,263,713 from the proceeds from the sale of common stock, $33,000 from advances, $(10,000) from payments on notes payable, and $(28,685) from the payment of deferred offering costs. The Company continues to raise capital to fund operations.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2022, our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the months ended September 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, please refer to our Form 10-K as filed with the Commission on April 15, 2022, and our Form S-1 as filed with the Commission on September 13, 2022, to see those Risk Factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for founders shares all unregistered shares have since been registered pursuant to the Form S-1 registration statement deemed effective on September 16, 2021, the Form S-1 registration statement deemed effective on June 1, 2022, and the Form S-1 Registration statement deemed effective on September 23, 2022.

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

SPECIFICITY, INC.

Dated: November 21, 2022	By:	/s/ Jason Wood
Jason Wood