Form 10-Q/A
period 2022-09-30
SPECIFICITY, INC.
filed 2022-12-29
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A#1

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

EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to Form 10-Q (“Amendment”) amends the Quarterly Report for the three and nine months ended September 30, 2022 originally filed on November 21, 2022.

On December 7, 2022, management of Specificity, Inc. (the “Company”) identified that previously filed financial statements as of September 30, 2022 and for the three and nine months then ended required restatement. The restatement was the result of the Company entering into various consulting agreements which contained equity components which were not initially accounted for. In addition, due to a formula error the original statement of operations for the three months ended September 30, 2022 reflected the six months ended September 30, 2022 rather than the three months ended September 30, 2022.

SPECIFICITY, INC.

-i-

SPECIFICTY, INC.
FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
INDEX TO FINANCIAL STATEMENTS
(UNAUDITED)

SPECIFICITY, INC
BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2022	As of December 31, 2021
Assets:	(as restated)
Current assets
Cash and cash equivalents	$172,594	$637,841
Accounts receivable	10,000	-
Prepaid expenses and other current assets	402,001	6,851
Total current assets	584,595	644,692

Property and equipment, net	73,362	70,423
Right of use asset	74,911	-

Total assets	$732,868	$715,115

Liabilities and Stockholders' Deficit:
Current liabilities:
Account payable	$68,350	$24,511
Accrued liabilities	23,681	70,423
Advances, related party	33,000	-
Right of use liability	43,260	-
Total current liabilities	168,291	94,934

Long term liabilities -
Related party notes payable	990,000	1,000,000
Right of use liability, net of current portion	31,651	-

Total liabilities	1,189,942	1,094,934

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, Series A; $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,000	1,000
Preferred stock, Series B; $0.001 par value; 560,000 and 260,000 shares authorized; 560,000 and 260,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,400,000	650,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 10,430,441 and 8,654,701 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10,430	8,655
Additional paid-in capital	4,097,034	14,18,896
Subscriptions receivable	(1,500)	(1,500)
Accumulated deficit	(5,964,038)	(2,456,870)
Total stockholders' deficit	(457,074)	(379,819)
Total liabilities and stockholders' deficit	$732,868	$715,115

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
	(as restated)		(as restated)
Revenue, net	$284,311	$214,106	$933,821	$540,412
Cost of revenues	228,510	87,614	489,760	240,418
Gross profit	55,801	126,492	444,061	299,994

Operating expenses:
Sales and marketing	56,368	3,845	89,085	23,732
General and administrative expenses	1,742,707	260,112	3,665,447	704,748
Officer compensation	44,699	20,272	161,217	1,163,235
Total operating expenses	1,843,774	284,229	3,915,749	1,891,715

Loss from operations	(1,787,973)	(157,737)	(3,471,688)	(1,591,721)

Other income (expense):
Interest expense - related party	(12,466)	(35,417)	(35,480)	(35,417)
Total other income (expense)	(12,466)	(35,417)	(35,480)	(35,417)

Net loss	$(1,800,439)	$(193,154)	$(3,507,168)	$(1,627,138)

Basic and diluted net loss per common share attributable to common stockholders	$(0.18)	$(0.02)	$(0.37)	$(0.21)
Weighted-average number of shares used in computing basic and diluted per share amounts	10,041,000	7,836,232	9,470,004	7,803,822

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)
Balance, December 31, 2020	1,000,000	$1,000	260,000	$650,000	7,670,000	$7,670	$76,330	$(422,500)	$(75,465)	$237,035

Issuance of common stock for cash	-	-	-	-	281,667	282	357,218	22,500	-	380,000
Issuance of preferred stock for cash	-	-	-	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	-	-	-	(1,627,138)	(1,627,138)
Balance, September 30, 2021	1,000,000	$1,000	260,000	$650,000	7,951,667	$7,952	$433,548	$(200,000)	$(1,702,603)	$(810,103)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, June 30, 2021	1,000,000	$1,000	260,000	$650,000	7,825,000	$7,825	$253,675	$(200,000)	$(1,509,449)	$(796,949)

Issuance of common stock for cash	-	-	-	-	126,667	127	179,873	-	-	180,000
Issuance of preferred stock for cash	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(193,154)	(193,154)
Balance, September 30, 2021	1,000,000	$1,000	260,000	$650,000	7,951,667	$7,952	$433,548	$(200,000)	$(1,702,603)	$(810,103)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2021	1,000,000	$1,000	260,000	$650,000	8,654,701	$8,655	$1,418,896	$(1,500)	$(2,456,870)	$(379,819)

Issuance of common stock for cash	-	-	-	-	812,482	812	1,262,901	-	-	1,263,713
Offering costs	-	-	-	-	-	-	(28,685)	-	-	(28,685)
Stock-based compensation	-	-	300,000	750,000	963,258	963	1,443,922	-	-	2,194,885
Net loss	-	-	-	-	-	-	-	-	(3,507,168)	(3,507,168)
Balance, September 30, 2022 (as restated)	1,000,000	$1,000	560,000	$1,400,000	10,430,441	$10,430	$4,097,034	$(1,500)	$(5,964,038)	$(457,074)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, June 30, 2022	1,000,000	$1,000	260,000	$650,000	9,369,345	$9,369	$2,467,318	$(1,500)	$(4,163,599)	$(1,037,412)

Issuance of common stock for cash	-	-	-	-	497,838	498	791,248	-	-	791,746
Offering costs	-	-	-	-	-	-	(5,854)	-	-	(5,854)
Stock-based compensation	-	-	300,000	750,000	563,258	563	844,322	-	-	1,594,885
Net loss	-	-	-	-	-	-	-	-	(1,800,439)	(1,800,439)
Balance, September 30, 2022 (as restated)	1,000,000	$1,000	560,000	$1,400,000	10,430,441	$10,430	$4,097,034	$(1,500)	$(5,964,038)	$(457,074)

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,507,168)	$(1,627,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,637,831	-
Depreciation	7,342	-
Acquistion of Pick Pocket and subscription payable treated as officer compensation	-	1,000,000
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	7,250
Prepaids and other current assets	161,904	-
Accounts payable	43,839	(10,746)
Accrued liabilities	(46,742)	-
Accrued interest, related party	-	35,417
Net cash used in operating activities	(1,712,994)	(595,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,281)	-
Net cash used in investing activities	(10,281)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivables	-	222,500
Payments on notes payable	(10,000)	(30,000)
Advances from related party	33,000	-
Payment of deferred offering costs	(28,685)	(54,801)
Proceeds from sale of common stock	1,263,713	357,500
Net cash provided by financing activities	1,258,028	495,199

Change in cash and cash equivalents	(465,247)	(100,018)
Cash and cash equivalents, beginning of period	637,841	217,108
Cash and cash equivalents, end of period	$172,594	$117,090

Supplemental disclosures of cash flow information:
Cash paid for interest	$60,548	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of a related party notes payable for Pick Pocket	$-	$1,000,000
Right of use asset and liability	$104,665	$-
Prepaid through issuance of common stock	$557,054	$-

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

Restatement

On December 7, 2022, management of Specificity, Inc. (the “Company”) identified that previously filed financial statements as of September 30, 2022 and for the three and nine months then ended required restatement. The restatement was the result of the Company entering into various consulting agreements which contained equity components which were not initially accounted for. In addition, due to a formula error the original statement of operations for the three months ended September 30, 2022 reflected the six months ended September 30, 2022 rather than the three months ended September 30, 2022.

See Note 7 for disclosure of the equity related items and the financial statement impact.

The following is the impact of the restatement on the balance sheet as of September 30, 2022:

	As of September 30, 2022	As of September 30, 2022	Difference
Assets:	(as filed)	(as restated)
Current assets
Prepaid expenses and other current assets	30,632	402,001	$371,369
Total current assets	213,226	584,595	371,369

Total assets	$361,499	$732,868	$371,369
Stockholders defecit
Preferred stock, Series B; $0.001 par value; 560,000 and 260,000 shares authorized; 560,000 and 260,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	650,000	1,400,000	$750,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 10,430,441 and 8,654,701 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9,867	10,430	563
Additional paid-in capital	3,252,712	4,097,034	844,322
Accumulated deficit	(4,740,522)	(5,964,038)	(1,223,516)
Total stockholders' deficit	(828,443)	(457,074)	371,369
Total liabilities and stockholders' deficit	$361,499	$732,868	$371,369

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

The following is the impact of the restatement on the statements of operations for the three months ended September 30, 2022:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2022	Change
	(as reported)	(as restated)
Revenue, net	$662,971	$284,311	$(378,660)
Cost of revenues	338,870	228,510	(110,360)
Gross profit	324,101	55,801	(268,300)

Operating expenses:
Sales and marketing	76,205	56,368	(19,837)
General and administrative expenses	1,106,802	1,742,707	635,905
Officer compensation	65,687	44,699	(20,988)
Total operating expenses	1,248,694	1,843,774	595,080

Loss from operations	(924,593)	(1,787,973)	(863,380)

Other income (expense):
Interest expense - related party	(24,932)	(12,466)	12,466
Total other income (expense)	(24,932)	(12,466)	12,466

Income (loss) before provision for income taxes	(949,525)	(1,800,439)	(850,914)

Net loss	$(949,525)	$(1,800,439)	$(850,914)

Net income attributable to common stockholders	$(949,525)	$(1,800,439)	$(850,914)

Diluted net income (loss) per common share attributable to common stockholders	$(0.10)	$(0.18)	$(0.08)
Weighted-average number of shares used in computing dilutive per share amounts	9,660,352	10,041,000	380,648

The following is the impact of the restatement on the statements of operations for the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	Change
	(as reported)	(as restated)
Operating expenses:
General and administrative expenses	$2,441,931	$3,665,447	$1,223,516
Total operating expenses	2,692,233	3,915,749	1,223,516

Loss from operations	(2,248,172)	(3,471,688)	(1,223,516)

Income (loss) before provision for income taxes	(2,283,652)	(3,507,168)	(1,223,516)

Net loss	$(2,283,652)	$(3,507,168)	$(1,223,516)

Net income attributable to common stockholders	$(2,283,652)	$(3,507,168)	$(1,223,516)

Diluted net income (loss) per common share attributable to common stockholders	$(0.25)	$(0.37)	$(0.12)
Weighted-average number of shares used in computing dilutive per share amounts	9,303,672	9,470,004	166,332

SPECIFICITY, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

The following is the impact of the restatement on the consolidated statement of cash flows for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022		Change
	(as reported)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,283,652)	$(3,507,168)	$(1,223,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	600,000	1,637,831	1,037,831
Changes in operating assets and liabilities:
Related party receivables	(23,781)	161,904	185,685
Net cash used in operating activities	$(1,712,994)	$(1,712,994)	$-

Non-cash investing and financing activities:
Prepaid through issuance of common stock	$-	$557,054	$557,054

The impact to the statement of stockholders’ deficit is detailed above within net loss on the statement of operations and stock-based compensation on the statement of cashflows for the three and nine months.

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

NOTE 3 – GOING CONCERN (as restated)

As reflected in the accompanying financial statements, during the nine months ended September 30, 2022, the Company incurred a net loss of $3,507,168 and used cash of $1,712,994 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

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

Series B Preferred Stock (as restated)

During September 2022, the Company increased the Series B preferred stock authorized shares to 560,000 from 260,000. The Company is authorized to issue 560,000 shares of $0.001 par value Series B preferred stock (“Series B”). The holder of the Series B preferred stock do not have voting rights. In the event of liquidation or dissolution of the Company, holders of Series B preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series B preferred stock have a right to convert in the pro rata portion of exactly ten percent of the issued and outstanding common stock of the Company.

Common Stock (as restated)

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

During the nine months ended September 30, 2022, the Company issued 426,256 shares of common stock to consultants for management guidance, market research, investor reports, capital raising services, etc. During the three and nine months ended September 30, 2022, the Company recorded $77,831 in stock-based compensation. The Company valued the shares based upon the recent sales of common stock. In connection with one of these issuances, the Company recorded a prepaid of $557,054 and is amortizing over the term of the agreement of one year. As of September 30, 2022, the prepaid was $371,369. In addition, this same agreement contains provisions for which additional shares would be issued. These provisions include 10% commission on all gross sales introduced by the consultant, 3% of an equity interest in the Company for introduction which results in a $5.0 million investment and an additional 3% equity interest for introduction which results in $15.0 million investment.

During the nine months ended September 30, 2022, the Company issued 540,000 shares of common stock and 300,000 shares of Series B preferred stock to two employees for services rendered. One of the individuals is a significant shareholder and the sole shareholder of the Series B preferred stock. The Company recorded $960,000 and $1,560,000 as stock-based compensation, within general and administrative expense, in connection with the issuances, during the three and nine months ended September 30, 2022, respectively. The Company valued the shares based upon the recent sales of common stock.

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

Results of Operations – Three Months Ended September 30, 2022, vs 2021 (as restated)

Revenues

For the quarter ended September 30, 2022, and the quarter ended September 30, 2021, we generated $284,311 and $214,106 in revenues, respectively. The increase in revenues was due to the continued focus on the expansion of our operations.

Operating Expenses

For the quarter ended September 30, 2022, and the quarter ended September 30, 2021, we incurred $1,843,774 and $284,229 in operating expenses, respectively. The increase in Operating Expenses was due primarily to an increase in general and administrative expenses, an increase in sales and marketing expenses, and an increase in officer compensation due to the continued expansion of our operations. In addition, during the quarter ended September 30, 2022 we recorded a significant amount of stock-based compensation.

Results of Operations – Nine Months Ended September 30, 2022, vs 2021 (as restated)

Revenues

For the nine months ended September 30, 2022, and the nine months ended September 30, 2021, we generated $933,821 and $540,412 in revenues, respectively. The increase in revenues was due to the continued focus on the expansion of our operations.

Operating Expenses

For the nine months ended September 30, 2022, and the nine months ended September 30, 2021, we incurred $3,915,749 and $1,891,715 in operating expenses, respectively. The increase in operating expenses was due primarily to an increase in our operations which resulted in an increase in general and administrative expenses, an increase in sales and marketing expenses, with a decrease in officer compensation due to recording a significant amount of compensation related to PickPocket in the prior comparable period. In addition, during the nine months ended September 30, 2022 we recorded a significant amount of stock-based compensation.

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

Net cash flow derived from operating activities was $(1,712,994) for the nine months ended September 30, 2022. This is due primarily to a net loss of $3,507,168, offset by $1,637,831 in the stock-based compensation and $43,839 in accounts payable. The increase is primarily due to the expansion of our operations.

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

SPECIFICITY, INC.

Dated: December 29, 2022	By:	/s/ Jason Wood
Jason Wood