Form 10-K
period 2022-12-31
SPECIFICITY, INC.
filed 2023-03-30
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-257323

Specificity, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-4017786
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 S. Ware Blvd., Suite 508

Tampa, FL 33619

(Address of principal executive offices)

Registrant’s telephone number, including area code: (813) 364-4744

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SPTY	OTCQB

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of December 31, 2022, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $4,746,365.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 13, 2023 was 10,624,243.

GENERAL INFORMATION

-i-

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance, or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions, or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

PART I

Item 1. Business

Company Overview

Specificity, Inc. (“Specificity” or the “Company”) was incorporated in the State of Nevada on November 25, 2020, and our fiscal year end is December 31. The Company’s administrative address is 410 S. Ware Blvd., Suite 508, Tampa, FL 33619. Our telephone number is (813)364-4744.

At our core, we are a digital marketing firm. However, through our diversified holdings, we provide various solutions that combine our marketing expertise to provide support for other segments of our portfolio. Ultimately, Specificity is a tech incubator. We identify technology-based marketing solution entities, take an equity share position in return for utilizing our internal resources to complete the buildout of these technology-based solutions. Specificity then uses our marketing prowess to draw clients to these businesses. We have the internal personnel to complete these projects and the marketing capability to deliver lower advertising costs with high conversion campaigns to launch these companies into success.

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

While we project strong revenue growth in 2022, our other mission is to buildout internal capacity to facilitate growth. A portion of our capital raise will go towards that end. Having a well-trained staff in place will not only allow for the expeditious on-boarding of new clients but will also go a long way in retaining clients we bring on. Strong client retention is foundational to long-term success in our business. We have already automated much of what we do so the length of time required to properly train people is drastically reduced.

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

PickPocket

This model is being proven now. Specificity acquired, then completed a digital marketing platform called PickPocket. It offers its users location-based device ID extraction in a self-serve platform wherein users can define the parameters of their own campaign. It aims to compete with the marketing mechanisms in social media companies. Just as they are removing targeting capabilities, PickPocket will hit the market offering very granular targeting. Users on PickPocket are in total control of their campaign and can dictate spend level, locations to target, and the duration of the campaign. Forty-eight hours after the campaign is complete, PickPocket clients get an email containing detailed analytics, including foot traffic attribution reporting. This reporting tells the client how many people physically visited their location out of all the device IDs that were marketed to during the campaign. The report also contains tracking for impressions, clicks, form fills, and ecommerce conversions where appropriate. We have launched PickPocket and will be fully capitalizing the marketing through fiscal year 2023.

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

In addition to providing users with a customized experience, The Investor Center brings together companies seeking investment with brokers, investors and private equity firms. Paid advertising on the platform is available for companies seeking to garner investor attention or for brokers seeking to offer their services to investors. There are many revenue streams available, and our sales team will investigate every available opportunity.

Currently, we have completed the website buildout with full functionality and will be launching very soon. The future goal for the investor center is to utilize a full stack developer to turn this into a native app for iPhone and Android.

Going Concern

As reflected in the accompanying financial statements, during the year ended December 31, 2022, the Company incurred a net loss of $4,344,532 and used cash of $2,036,911 in operating activities. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Employees

As of December 31, 2022, we had approximately 20 full-time employees. We periodically engage additional consultants and employ temporary or full-time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

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

Corporate Information

The Company was incorporated under the laws of the State of Nevada on November 25, 2020, as Specificity, Inc. and is referred to as the “Company”. On September 13, 2022, the Company filed Form S-1 with the SEC, which was deemed effective on September 23, 2022.

Our principal executive offices are located at 410 S. Ware Blvd., Suite 508, Tampa, Florida 33619. Our telephone number is (813)364-4744. Our internet address www.specificityinc.com. Information on our website is not incorporated into this Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

As of December 31, 2022, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

We are an emerging growth company and are in the process of selling and developing our products. Consequently, we have not generated enough revenues as of the date of this prospectus. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the remainder of fiscal 2023. Our independent registered public accounting firm has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. The continuation of our business as a going concern is dependent upon the continued financial support from our stockholders.

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

We were incorporated on November 25, 2020, and we have not fully developed our proposed business operations and have limited revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss for the year ended December 31, 2022, was $4,344,532 due to approximately -$181,078 being paid or accrued as compensation to our officers and $4,528,637 used in general and administrative expenses, including stock-based compensation of $2,264,081. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	The completion of previous Offerings
●	Our ability to attract buyers;

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues in the future. In the event the Company is unable to generate sufficient revenues, it may be required to seek additional funding. Such funding may not be available or may not be available on terms that are beneficial and/or acceptable to the Company. In the event the Company cannot generate sufficient revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

Other than the shares offered by previous Offerings as reflected in the Company’s filings, no other source of capital has been identified or sought. However, our directors have indicated a willingness to loan funds as needed during the start-up phase of our operations to cover any shortfall in funds required to pay for offering costs, filing fees, and correspondence with our shareholders. However, our directors have not guaranteed any loans to cover a shortfall in funds should our Offerings fail.  As a result, we do not have an alternate source of funds should we fail to complete previous Offerings. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

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

We are dependent upon our current officers.

We currently are managed by three key officers, and we are entirely dependent upon them in order to conduct our operations. If they should resign or die, there will be no one to run Specificity, and the company has no Key Man insurance. If our current officers are no longer able to serve as such and we are unable to find another person to replace them, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in the Company.

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

As of December 31, 2022, Jason Wood the Company’s Chief Executive Officer, owns 61.28% of the outstanding common stock. Additionally, Mr. Wood also holds 1,000,000 shares of Series A Preferred which have voting rights, at all times, equal to 80% of all voting rights. As a result, Jason Wood possesses significant influence over our affairs. His stock ownership and position as a director may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

Minority shareholders of Specificity, Inc. will be unable to affect the outcome of stockholder voting as long as Jason Wood retains a controlling interest.

We Have Minimal Revenues and Our Ability to Sustain Our Operations Is Dependent On Our Ability To Raise Financing.

We have accrued net losses for the period from our inception on November 25, 2020 through December 31, 2022, and have limited revenues as of this date. Our future is dependent upon our ability to obtain financing and upon future profitable operations in development of our business. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant’s comments when determining if an investment in Specificity, Inc. is suitable.

We require minimum funding of approximately $1,000,000 to conduct our proposed operations for a period of one year. If we are not able to raise this amount, or if we experience a shortage of funds prior to funding we may utilize funds from our officer and director who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses. However, he has no formal commitment, arrangement, or legal obligation to advance or loan funds to the Company. After one year we may need additional financing.

Item 2. Properties

Lease

The Company leases offices used for operations under a non-cancelable agreement which expires in June 2024. Rent expense for the years ended December 31, 2022 and 2021 was $43,527 and $22,750, respectively. On January 1, 2022, the Company recorded a right of use asset and liability of $104,665. The Company used an effective borrowing rate of 3% which is the annual increase per the lease agreement. The aggregate right of use payments and imputed interest under the lease agreement as of December 31, 2022 is as follows:

Years ending December 31,:

2023	43,908
2024	22,278
Imputed interest	(1,554)
$64,632

Item 3. Legal Proceedings

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

There is no material bankruptcy, receivership, or similar proceeding with respect to the Company or any of its significant subsidiaries. However, given the Company’s insolvency, there is a high risk that the Company may be forced to file for bankruptcy if the Company is unable to meet its capital requirements in 2023.

There are no administrative or judicial proceedings arising from any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primary for the purpose of protecting the environment.

 Item 4. Mine Safety Disclosure.

Not Applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on OTCQB, trading under the symbol “SPTY.”

Holders of our Common Stock

As of March 13, 2023, there were approximately 103 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories, or others in unregistered form. The stock transfer agent for our securities is West Coast Stock Transfer.

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

Unregistered Sales of Equity Securities

Except for founders shares all unregistered shares have since been registered pursuant to the Form S-1 registration statement deemed effective on September 16, 2021, and the Form S-1 registration statement deemed effective on June 1, 2022, and the Form S-1 registration statement deemed effective on September 23, 2022.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2022.

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

Organizational Overview

Specificity, Inc. (“Specificity” or the “Company”) was incorporated in the State of Nevada on November 25, 2020, and our fiscal year end is December 31. The Company’s administrative address is 410 S. Ware Blvd., Suite 508, Tampa, Florida 33619. Our telephone number is (813)364-4744.

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

While we project strong revenue growth in 2023, our other mission is to buildout internal capacity to facilitate growth. A portion of our capital raise will go towards that end. Having a well-trained staff in place will not only allow for the expeditious on-boarding of new clients but will also go a long way in retaining clients we bring on. Strong client retention is foundational to long-term success in our business. We have already automated much of what we do so the length of time required to properly train people is drastically reduced.

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

PickPocket

This model is being proven now. Specificity acquired, then completed a digital marketing platform called PickPocket. It offers its users location-based device ID extraction in a self-serve platform wherein users can define the parameters of their own campaign. It aims to compete with the marketing mechanisms in social media companies. Just as they are removing targeting capabilities, PickPocket will hit the market offering very granular targeting. Users on PickPocket are in total control of their campaign and can dictate spend level, locations to target, and the duration of the campaign. Forty-eight hours after the campaign is complete, PickPocket clients get an email containing detailed analytics, including foot traffic attribution reporting. This reporting tells the client how many people physically visited their location out of all the device IDs that were marketed to during the campaign. The report also contains tracking for impressions, clicks, form fills, and ecommerce conversions where appropriate. We have launched PickPocket and will be fully capitalizing the marketing through fiscal year 2023.

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

In addition to providing users with a customized experience, The Investor Center brings together companies seeking investment with brokers, investors and private equity firms. Paid advertising on the platform is available for companies seeking to garner investor attention or for brokers seeking to offer their services to investors. There are many revenue streams available, and our sales team will investigate every available opportunity.

Currently, we have completed the website buildout with full functionality and will be launching very soon. The future goal for the investor center is to utilize a full stack developer to turn this into a native app for iPhone and Android.

Going Concern

As reflected in the accompanying financial statements, during the year ended December 31, 2022, the Company incurred a net loss of $4,344,532 and used cash of $2,036,911 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company has raised capital through the sale of common and preferred stock. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. See Note 7 for additional fund received during the year ended December 31, 2022, and subsequent. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Right of Use Assets and Liabilities

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of December 31, 2022 and 2021, there were no asset impairments.

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

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, increased by the potentially dilutive common shares that were outstanding during the year. As of December 31, 2022 and 2021, the Company does not have any dilutive shares.

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

Results of Operations for the Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

Revenues

During the year ended December 31, 2022, revenues increased by $399,234, from $749,012 for the year ended December 31, 2021, to 1,148,246 in 2022 as a result of the expansion of our operations.

Cost of Revenues

During the year ended December 31, 2022, cost of revenues increased by $219,647 from $372,455 for the year ended December 31, 2021, to $592,102 in 2022. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses

During the year ended December 31, 2022, operating expenses increased by $2,142,172, from $2,707,962 for the year ended December 31, 2021, to $4,850,134 in 2022 due materially to an increase in sales and marketing, and increase in general and administrative expenses including stock based compensation of $2,264,081, with a decrease in officer compensation. The Company’s Operating Expenses may vary quarter to quarter as a result of changes to sales and marketing costs, general and administrative expenses, and other costs associated with the Company’s new and existing projects as well as other projects that it is currently reviewing.

Other Expenses

During the year ended December 31, 2022, Other Expenses increased by $542 from $50,000 for the year ended December 31, 2021 to $50,542 in 2022 as a result of interest expense. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss

As a result of the above, Net Loss increased by $1,963,127 from $2,381,405 for the year ended December 31, 2021 to $4,344,532 in 2022.

Liquidity and Capital Resources

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock and convertible notes and debt. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, and unbilled receivables.

At December 31, 2022, we had a net working capital deficit of approximately $988,337 compared to a net working capital deficit of $379,819 at December 31, 2021. We relied on proceeds from prepaid expenses and financing activities from the sale of preferred and common stock throughout fiscal year 2022. We relied on proceeds from the sale of common stock, the sale of preferred stock, and accounts payable throughout fiscal year 2021.

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

For the year ended December 31, 2022, net cash used in operations was approximately $2,036,911 driven primarily by current year operating loss and accrued liabilities, offset primarily by stock-based compensation and accounts payable.

For the year ended December 31, 2021, net cash used in operations was approximately $1,106,374 driven by current year operating loss, offset primarily by the acquisition of Pick Pocket and subscription payable treated as officer compensation.

Cash Flows from Investing Activities

For the year ended December 31, 2022, the Company had a net loss of $10,281 in cash flows from investing activities, primarily due to the purchase of property and equipment.

For the year ended December 31, 2021, the Company had a net loss of $21,142 in cash flows from investing activities, primarily due to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions.

For the year ended December 31, 2022, cash provided by financing activities was approximately $1,432,169, primarily due to the proceeds from sale of common stock and proceeds from advances from a related party.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company. As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position
Jason Wood	47	Director, Chairman, President, CEO, CFO, Secretary and Treasurer
Kevin D. Frisbie	52	Director
William Anderson	69	Director, COO

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

William Anderson – Director/COO

Bill’s experience extends from corporate management in the Fortune 100 arena to management consulting and business development. Bill is well traveled and has lived in nine different states ranging from the East Coast, West Coast, Southwest, Southeast Central and the Great Lakes. He has spent the most recent 15 years living and working in Ohio. Bill Worked in the food business supply chain for 25 years, the last 18 with Sara Lee. He then went on to work in management consulting for six years. After that, Bill spent five years self-employed until May 2017, before taking on the role as Chief Operating Officer of Actionable Insights, a digital marketing firm, in June of 2017. Bill joined Specificity in November 2020 as COO. Bill has a BS Degree in Business Administration and a Master’s Degree in Management. He earned a Masters in Management as a non-traditional student and has a deep interest in and understanding of organizational development and how people work.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation (1) ($)	Total ($)
Jason Wood	Chairman, CEO and President	2022	$181,078	-0-	-0-	-0-	-0-	-0-	-0-	$181,078
		2021	$217,568	-0-	-0-	-0-	-0-	-0-	$1,257,148	$1,417,568
		2020	-0-	-0-	-0-	-0-	-0-	-0-	$94,774	$94,774
Kevin D. Frisbie	Chief Revenue Officer	2022	-0-	-0-	-0-	-0-	-0-	-0-	$20,066	$20,066
		2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
William Anderson	COO	2022	$78,870	-0-	-0-	-0-	-0-	-0-	-0-	$78,870
		2021	$42,000	-0-	-0-	-0-	-0-	-0-	-0-	$42,000
		2020	$3,750	-0-	-0-	-0-	-0-	-0-	-0-	$3,750

(1)	The Company covered personal expenses and other expenses incurred by other entities controlled by Mr. Wood. These amounts are not going to be repaid and thus were treated as compensation. The Company covered an amount equal to exactly one-half (50%) of Kevin Frisbie’s health insurance costs.

Executive Employment Agreement

On January 1, 2021, the Company entered into an employment contract with its Chief Executive Officer for which the initial term of the agreement is one year and renews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. During the years ended December 31, 2022 and 2021, the Company paid either the Chief Executive Officer and/or entities affiliated with the Chief Executive Officer $181,078 and $217,568, respectively, which has been classified as officer compensation on the accompanying statements of operations.

On October 1, 2021, the Company entered into an employment contract with its Director and Chief Revenue Officer, Kevin Frisbie, for which the initial term of the agreement is one year and renews automatically annually. Pursuant to this agreement, the Company issued to Mr. Frisbie an initial fee of 300,000 shares of the Company’s Series B Preferred Stock and agreed to pay a monthly fee of 10,000 shares of common stock per month. The shares of common stock issued pursuant to this agreement from the date of the agreement through the end of the fiscal year ended December 31, 2022, are deemed earned as of the date of the agreement, and upon renewal of the employment agreement, the Company shall pay Mr. Frisbie 10,000 shares of common stock per month on the last day of each month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 13, 2023, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Specificity, Inc., 410 S. Ware Blvd., Suite 508, Tampa, Florida 33619.

Shareholder	Number of Shares of Common Stock Held	Number of Shares of Series A Stock(2)	Number of Shares of Series B Preferred Stock(3)	Total Voting Rights	Voting %
Jason Wood	6,510,000	1,000,000	0	49,006,972	92.26%
Kevin Frisbie	630,000	0	508,000(4)	630,000	1.19%
Bill Anderson	320,000	0	0	320,000	0.6%
All Officers and Directors	7,460,000	1,000,000	508,000	49,956,972	94.05%
TOTAL	7,460,000	1,000,000	508,000	49,956,972	94.05%

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Holders of Series A Preferred Stock have voting rights equal to exactly eighty percent (80%) of all voting rights available at the time of any vote, including Series A voting rights. As of March 13, 2023, Series A Preferred Stock, collectively and in their entirety, have voting rights equaling 42,496,972 votes, or exactly 80% of the total voting rights of all classes of shares which equal 53,121,215 votes.

(3)	Holders of Series B Preferred Stock do not have voting rights but do have the right to convert into the aggregate pro rata number of shares of Common stock equal to ten percent (10%) of the sum of the total issued and outstanding shares of common plus the shares of common to be issued to the holder of the Series B Preferred Stock.

(4)	Kevin Frisbie directly owns 404,000 shares of Series B Preferred Stock, and indirectly owns through the relationship to the owner, his spouse, an additional 104,000 shares of Series B Preferred Stock.

We are not aware of any arrangements that could result in a change of control.

Item 13. Certain Relationships and Related Transactions and Director Independence

On January 13, 2021, the Company and Jason Wood, as holder of 100% ownership of Pickpocket, Inc., entered into an agreement whereby the Company purchased exactly 80% of the total issued and outstanding stock of Pickpocket, Inc. in exchange for a 5-year 5% promissory note in the amount of $1,000,000. The note is to be paid in quarterly payments of interest only with any remaining interest and principal due at maturity.

On January 13, 2021, the Company sold exactly 260,000 shares of Series B Preferred Stock.

Pursuant to the Registration Statement on Form S-1 as filed on May 20, 2022 and deemed effective on June 1, 2022, Jason Wood registered for resale exactly 500,000 shares of common stock of the Company at a price of $1.50 per share. Subsequently, Jason Wood sold 500,000 shares of the registered common stock of the Company to various parties during the year ended December 31, 2022.

Otherwise, from the year ended December 31, 2021, through the year ended December 31, 2022, there have been no additional transactions, or any proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest, that would be required to be disclosed herein pursuant to Items 404(a) and 404(d) of Regulation S-K.

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

The total fees charged by BF Borgers CPA PC in 2022 and 2021 aggregated $21,600 and $54,000, respectively, which includes fees for the 2022 and 2021 audited financial statements and review of the quarterly financial statements.

	Audit	Taxes	Filings	Other	Total
2022	$71,400	$-	$-	$-	$71,400
2021	$54,000	$-	$-	$-	$54,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed

3.1	Articles of Incorporation filed November 25, 2020	Form S-1 Filed June 23, 2021

3.2	Bylaws dated November 25, 2020	Form S-1 Filed June 23, 2021

3.3	Designation of Series A Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021

3.4	Designation of Series B Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021

10.1	Pickpocket, Inc. Purchase Agreement	Form S-1 Filed June 23, 2021

10.2	Promissory Note issued to Jason Wood	Form S-1 Filed June 23, 2021

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: 3/30/2023	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: 3/30/2023	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 30, 2023 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Jason Wood	President, Chief Executive Officer, Secretary,
Jason Wood	Chief Financial Officer, Treasurer, Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Kevin Frisbie	Director
Kevin Frisbie

/s/ William Anderson	Chief Operations Officer, Director
William Anderson

SPECIFICTY, INC.

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Specificity, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Specificity, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB #5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 30, 2023

SPECIFICITY, INC

BALANCE SHEETS

	As of December 31, 2022	As of December 31, 2021
Assets:
Current assets
Cash and cash equivalents	$22,818	$637,841
Accounts receivable	8,182	-
Prepaid expenses and other current assets	235,375	6,851
Total current assets	266,375	644,692

Property and equipment, net	70,722	70,423
Right of use asset	64,632	-

Total assets	$401,729	$715,115

Liabilities and Stockholders’ Deficit:
Current liabilities:
Account payable	$93,867	$24,511
Accrued liabilities	37,828	70,423
Related party advances	193,739	-
Right of use liability	43,909	-
Total current liabilities	369,343	94,934

Long term liabilities -
Related party notes payable	1,000,000	1,000,000
Right of use liability, net of current portion	20,723	-

Total liabilities	1,390,066	1,094,934

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, Series A; $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2022 and 2021	1,000	1,000
Preferred stock, Series B; $0.001 par value; 560,000 and 260,000 shares authorized; 560,000 and 260,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,400,000	650,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 10,652,584 and 8,654,701 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10,652	8,655
Additional paid-in capital	4,401,413	1,418,896
Subscriptions receivable	-	(1,500)
Accumulated deficit	(6,801,402)	(2,456,870)
Total stockholders’ deficit	(988,337)	(379,819)
Total liabilities and stockholders’ deficit	$401,729	$715,115

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Revenue, net	$1,148,246	$749,012
Cost of revenues	592,102	372,455
Gross profit	556,144	376,557

Operating expenses:
Sales and marketing	140,419	33,246
General and administrative expenses, including stock based compensation of $2,264,081 and $0, respectively	4,528,637	1,257,148
Officer compensation	181,078	1,417,568
Total operating expenses	4,850,134	2,707,962

Loss from operations	(4,293,990)	(2,331,405)

Other income (expense):
Interest expense	(50,542)	(50,000)
Total other income (expense)	(50,542)	(50,000)

Net loss	$(4,344,532)	$(2,381,405)

Basic and diluted net loss per common share attributable to common stockholders	$(0.45)	$(0.30)
Weighted-average number of shares used in computing basic and diluted per share amounts	9,754,075	7,889,252

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity (Deficit)
Balance, December 31, 2020	1,000,000.00	$1,000	260,000	$650,000	7,670,000	$7,670	$76,330	$(422,500)	$(75,465)	$237,035

Issuance of common stock for cash	-	-	-	-	984,701	985	1,411,065	21,000	-	1,433,050
Issuance of preferred stock for cash	-	-	-	-	-	-	-	200,000	-	200,000
Removal of subscription to reflect proceeds paid to related entity	-	-	-	-	-	-	-	200,000	-	200,000
Offering costs	-	-	-	-	-	-	(68,499)	-	-	(68,499)
Net income	-	-	-	-	-	-	-	-	(2,381,405)	(2,381,405)
Balance, December 31, 2021	1,000,000	$1,000	260,000	$650,000	8,654,701	$8,655	$1,418,896	$(1,500)	$(2,456,870)	$(379,819)

Issuance of common stock for cash	-	-	-	-	814,740	814	1,264,801	1,500	-	1,267,115
Offering costs	-	-	-	-	-	-	(28,685)	-	-	(28,685)
Stock based compensation	-	-	300,000	750,000	1,183,143	1,183	1,746,401	-	-	2,497,584
Net income	-	-	-	-	-	-	-	-	(4,344,532)	(4,344,532)
Balance, December 31, 2022	1,000,000	$1,000	560,000	$1,400,000	10,652,584	$10,652	$4,401,413	$-	$(6,801,402)	$(988,337)

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,344,532)	$(2,381,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,264,081	-
Depreciation	9,982	719
Acquistion of Pick Pocket and subscription payable treated as officer compensation	-	1,200,000
Changes in operating assets and liabilities:
Accounts receivable	(8,182)	7,250
Prepaids and other current assets	4,979	(6,851)
Accounts payable	69,356	3,490
Accrued liabilities	(32,595)	70,423
Net cash used in operating activities	(2,036,911)	(1,106,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,281)	(21,142)
Net cash used in investing activities	(10,281)	(21,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivables	-	221,000
Payments on notes payable	-	(30,000)
Advances from related party	193,739	-
Payment of deferred offering costs	-	(54,801)
Proceeds from sale of common stock	1,238,430	1,412,050
Net cash provided by financing activities	1,432,169	1,548,249

Change in cash and cash equivalents	(615,023)	420,733
Cash and cash equivalents, beginning of period	637,841	217,108
Cash and cash equivalents, end of period	$22,818	$637,841

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,542	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of a related party notes payable for Pick Pocket	$-	$1,000,000
Subscription receivable treated as officer compensation	$200,000	$200,000
Right of use asset and liability	$104,665
Prepaid through issuance of common stock	$557,052

See accompanying notes to the financial statements.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of December 31, 2022 and 2021, there were no asset impairments.

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

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, increased by the potentially dilutive common shares that were outstanding during the year. As of December 31, 2022 and 2021, the Company does not have any dilutive shares.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the year ended December 31, 2022, the Company incurred a net loss of $4,344,532 and used cash of $2,036,911 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company has raised capital through the sale of common and preferred stock. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. See Note 7 for additional fund received during the year ended December 31, 2022 and subsequent. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – FINANCIAL STATEMENT ELEMENTS

During 2020, the Company purchased software for which is to be used in operations with a $50,000 note payable. The software isn’t expected to be implemented until 2023 and thus no amortization was recorded at December 31, 2022. See Note 5 for discussion of the note payable terms.

Lease

The Company leases offices used for operations under a non-cancelable agreement which expires in June 2024. Rent expense for the years ended December 31, 2022 and 2021 was $43,527 and $22,750, respectively. On January 1, 2022, the Company recorded a right of use asset and liability of $104,665. The Company used an effective borrowing rate of 3% which is the annual increase per the lease agreement. The aggregate right of use payments and imputed interest under the lease agreement as of December 31, 2022 is as follows:

Years ending December 31,:

2023	43,908
2024	22,278
Imputed interest	(1,554)
Total	$64,632

NOTE 5 – ADVANCES AND NOTES PAYABLE

The Company entered into a $50,000 note payable in connection with the purchase of software, see Note 4. The note payable does not incur interest and required five monthly payments of $10,000 which were paid during 2021.

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s Chief Executive Officer to acquire 80% of Pickpocket, Inc. (“Pickpocket”) for a purchase price of $1.0 million in the form of a promissory note. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the $1.0 million as compensation to officer. The transaction was accounted for on a carry over basis as the Chief Executive Officer was the controlling shareholder in both entities. The promissory note incurs interest at a rate of 5% per annum. During the years ended December 31, 2022 and 2021, the Company paid interest of $50,000 and $50,000, respectively. As of December 31, 2022, no accrued interest was due.

During the year ended December 31, 2022, the Company’s chief executive officer and a member of management advanced the Company funds for operations. The advances do not incur interest and are due on demand. As of December 31, 2022, the balance due on the advances was $193,739. Subsequent to December 31, 2022, additional advances were $246,645.

NOTE 6 - COMMITMENTS AND CONTIGENCIES

Litigation

The Company is not party to any pending or threatened litigation.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

Significant Contracts

On January 1, 2021, the Company entered into an employment contract with its Chief Executive Officer for which the initial term of the agreement is for one year and reviews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. During the years ended December 31, 2022 and 2021, the Company paid either the Chief Executive Officer and/or entities affiliated with the Chief Executive Officer $181,078 and $217,568, respectively, which has been classified as officer compensation on the accompanying statements of operations.

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

Series B Preferred Stock

The Company was authorized to issue 260,000 shares of $0.001 par value Series B preferred stock (“Series B”). During September 2022, the Company increased the Series B preferred stock authorized shares to 560,000. The holder of the Series B preferred stock do not have voting rights. In the event of liquidation or dissolution of the Company, holders of Series B preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series B preferred stock have a right to convert in the pro rata portion of exactly ten percent of the issued and outstanding common stock of the Company.

During 2020, the Company sold 260,000 shares of Series B preferred stock to various investors at $2.50 per share resulting in gross proceeds of $650,000. As of December 31, 2020, subscriptions receivable related to these were In 2021, the Company received the $400,000, which $200,000 was paid to an entity controlled by the Company’s Chief Executive Officer. The $200,000 has been classified as officer compensation on the accompanying statements of operations.

See below for an additional issuance in 2022.

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

During the year ended December 31, 2022, the Company issued 443,143 shares of common stock to consultants for management guidance, market research, investor reports, capital raising services, etc. During the year ended December 31, 2022, the Company recorded $451,081 in stock-based compensation. The Company valued the shares based upon the recent sales of common stock. In connection with one of these issuances, the Company recorded a prepaid of $557,054 and is amortizing over the term of the agreement of one year. As of December 31, 2022, the prepaid was $235,375. In addition, this same agreement contains provisions for which additional shares would be issued. These provisions include 10% commission on all gross sales introduced by the consultant, 3% of an equity interest in the Company for introduction which results in a $5.0 million investment and an additional 3% equity interest for introduction which results in $15.0 million investment.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

During the year ended December 31, 2022, the Company issued 740,000 shares of common stock and 300,000 shares of Series B preferred stock to two employees for services rendered. One of the individuals is a significant shareholder and the sole shareholder of the Series B preferred stock. The Company recorded $1,810,000 as stock-based compensation, within general and administrative expense, in connection with the issuances, during the year ended December 31, 2022, respectively. The Company valued the shares based upon the recent sales of common stock.

During the year ended December 31, 2022 the Company sold shares of common stock to various investors at $1.50 per share resulting in gross proceeds of $1,265,615. Offering costs related to the sale of these shares amounted to $28,685 As of December 31, 2022, there were no subscriptions receivable related to these sales.

During the year ended December 31, 2021, the Company sold 984,701 shares of common stock to various investors at prices ranging from $0.50 to $1.50 per share resulting in gross proceeds of $1,412,050. Offering costs of $68,499 were offset against the gross proceeds. As of December 31, 2021, there was a subscription receivable of $1,500 related to these sales.

NOTE 8 – INCOME TAXES

The Company’s net deferred tax assets at December 31, 2022 and 2021 is approximately $1,205,000 and $643,000, respectively, which consists of net operating loss carry forwards. As of December 31, 2022 and 2021, the Company provided a 100% valuation allowance against the net deferred tax assets.

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

See Notes 5 for an additional subsequent event.