Form 10-Q
period 2023-03-31
SPECIFICITY, INC.
filed 2023-05-18
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,624,243 shares of common stock as of May 11, 2023.

SPECIFICITY, INC.

-i-

SPECIFICTY, INC.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

See accompanying notes to the financial statements.

SPECIFICITY, INC

BALANCE SHEETS

(UNAUDITED)

	As of March 31, 2023	As of December 31, 2022
Assets:
Current assets
Cash and cash equivalents	$50,089	$22,818
Accounts receivable	-	8,182
Prepaid expenses and other current assets	108,759	235,375
Total current assets	158,848	266,375

Property and equipment, net	68,139	70,722
Right of use asset	54,276	64,632
Total assets	$281,263	$401,729

Liabilities and Stockholders’ Deficit:
Current liabilities:
Account payable	$90,114	$93,867
Accrued liabilities	33,576	37,828
Accrued interest, related party	12,500	-
Note payable	104,770	-
Related party advances	368,172	193,739
Right of use liability	44,233	43,909
Total current liabilities	653,365	369,343

Long term liabilities -
Related party notes payable	1,000,000	1,000,000
Right of use liability, net of current portion	10,043	20,723
Total liabilities	1,663,408	1,390,066

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, Series A; $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,000	1,000
Preferred stock, Series B; $0.001 par value; 560,000 and 560,000 shares authorized; 560,000 and 560,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,400,000	1,400,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 10,682,584 and 10,652,584 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10,682	10,652
Additional paid-in capital	4,476,383	4,401,413
Accumulated deficit	(7,270,210)	(6,801,402)
Total stockholders’ deficit	(1,382,145)	(988,337)
Total liabilities and stockholders’ deficit	$281,263	$401,729

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Revenue, net	$231,118	$270,850
Cost of revenues	94,205	150,890
Gross profit	136,913	119,960

Operating expenses:
Sales and marketing	10,080	12,880
General and administrative expenses, including stock based compensation of $137,356 and $600,000, respectively	561,041	1,335,129
Officer compensation	16,500	95,530
Total operating expenses	587,621	1,443,539

Loss from operations	(450,708)	(1,323,579)

Other income (expense):
Interest expense	(18,100)	(10,548)
Total other income (expense)	(18,100)	(10,548)

Net loss	$(468,808)	$(1,334,127)

Basic and diluted net loss per common share attributable to common stockholders	$(0.04)	$(0.15)
Weighted-average number of shares used in computing basic and diluted per share amounts	10,652,584	8,875,895

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

									Total
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2022	1,000,000.00	$1,000	560,000	$1,400,000	10,652,584	$10,652	$4,401,413	$(6,801,402)	(988,337)

Common shares issued for services	-	-	-	-	30,000	30	74,970	-	75,000
Net loss	-	-	-	-	-	-	-	(468,808)	(468,808)
Balance, March 31, 2023	1,000,000.00	$1,000	560,000	$1,400,000	10,682,584	$10,682	$4,476,383	$(7,270,210)	$(1,382,145)

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(468,808)	$(1,334,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	137,356	600,000
Depreciation	2,583	2,246
Changes in operating assets and liabilities:
Accounts receivable	8,182	-
Related party receivables	-	-
Prepaids and other current assets	(10,740)	(11,349)
Accounts payable	(3,753)	42,646
Accrued liabilities	(4,252)	(36,079)
Net cash used in operating activities	(326,932)	(736,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,207)
Net cash used in investing activities	-	(9,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable	104,770	-
Advances from related party	174,433	-
Payment of deferred offering costs	-	(19,246)
Proceeds from sale of common stock	75,000	471,967
Net cash provided by financing activities	354,203	452,721

Change in cash and cash equivalents	27,271	(293,149)
Cash and cash equivalents, beginning of period	22,818	637,841
Cash and cash equivalents, end of period	$50,089	$344,692

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,100	$10,548
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Right of use asset and liability	$-	$104,665

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not indicative of the results that may be expected for the full year.

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

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, increased by the potentially dilutive common shares that were outstanding during the period. As of March 31, 2023 and 2022, the Company does not have any dilutive shares.

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

 NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the three months ended March 31, 2023, the Company incurred a net loss of $468,808 and used cash of $326,932 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company has raised capital through the sale of common and preferred stock as well as monies advanced from related parties. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – FINANCIAL STATEMENT ELEMENTS

In 2020, the Company purchased software for which is to be used in operations with a $50,000 note payable. The software isn’t expected to be implemented until late-2023 and thus no amortization was recorded at March 31, 2023.

NOTE 5 – ADVANCES AND NOTES PAYABLE

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s Chief Executive Officer to acquire 80% of Pickpocket, Inc. (“Pickpocket”) for a purchase price of $1.0 million in the form of a promissory note. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the $1.0 million as compensation to officer. The transaction was accounted for on a carry-over basis as the Chief Executive Officer was the controlling shareholder in both entities. The promissory note incurs interest at a rate of 5% per annum. During the three months ended March 31, 2023 and 2022, the Company either accrued or paid interest of $12,500. As of March 31, 2023, the Company has accrued interest of $12,500 included within accrued interest, related party on the accompanying balance sheet.

The Company’s chief executive officer and a member of management have advanced the Company funds for operations. The advances do not incur interest and are due on demand. As of March 31, 2023, the balance due on the advances was $368,172. Subsequent to March 31, 2023, additional advances were $10,000_.

On March 2, 2023, the Company entered into a revenue purchase agreement with a third party. Under the terms of the agreement, the Company received proceeds of $120,000 for which $169,200 will be repaid in 36 weekly installments of $4,700. The amounts loaned are secured by substantially all of the Company’s assets and are guaranteed by the Company’s Chief Executive Officer and a member of management. Subsequent to March 31, 2022, the Company entered into an additional agreement for $200,000 in proceeds.

NOTE 6 - COMMITMENTS AND CONTIGENCIES

Lease

The Company leases offices used for operations under a non-cancelable agreement. Rent expense for the three months ended March 31, 2023 and 2022 was $26,280 and $35,058, respectively. On January 1, 2022, the Company recorded a right of use asset and liability of $104,665. The Company used an effective borrowing rate of 3% which is the annual increase per the lease agreement.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Litigation

The Company is not party to any pending or threatened litigation.

Significant Contracts

On January 1, 2021, the Company entered into an employment contract with its Chief Executive Officer for which the initial term of the agreement is for one year and renews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. During the three months ended March 31, 2023, and 2022 the Company accrued or paid either the Chief Executive Officer and/or entities affiliated with the Chief Executive Officer $16,500, and 95,530, respectively which has been classified as officer compensation on the accompanying statements of operations. As of March 31, 2023, amounts due to the Chief Executive Officer were $15,000 and included within accrued liabilities on the accompanying balance sheet.

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

During the three months ended March 31, 2022 the Company sold 314,644 shares of common stock to various investors at prices ranging from $0.50 to $1.50 per share resulting in gross proceeds of $471,967. As of the three months ended March 31, 2022 there were no subscriptions receivable related to these sales. Offering costs related to the sale of these shares amounted to $19,246 as of March 31, 2022 During the three months ended March 31, 2023 the Company sold 30,000 shares of common stock at $2.50 per share resulting in proceeds of $75,000. In connection with the sale, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.00. The warrants vested upon issuance and expire in 2 years.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

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

Business Overview

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. This discussion should be read in conjunction with the other sections of this Form 10-Q, including “Risk Factors” as described in our Form S-1 as filed with the Commission on September 13, 2022, and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Commission on March 30, 2023, and our Form S-1 as filed with the Commission on September 13, 2022. See “Forward-Looking Statements.” Our actual results may differ materially. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Specificity, Inc.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

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

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

We are currently a development stage company with minimal revenues, though we had a significant increase in revenues for the year ended December 31, 2022. Accordingly, management has concluded that there is substantial doubt in our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of March 31, 2023, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”). The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family, and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends, or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Results of Operations – Three Months Ended March 31, 2023, vs 2022

Revenues

For the quarter ended March 31, 2023, and the quarter ended March 31, 2022, we generated $231,118 and $270,850 in revenues, respectively. The decrease in revenues was due to a significant number of nonperforming salespeople which were subsequently released from employment as the Company shifted to engage larger clients. Additionally, several client launches which were anticipated to be completed during the first quarter of 2023 were delayed from completion by the quarter ended March 31, 2023, and are anticipated to be consummated during the second quarter of 2023.

Operating Expenses

For the quarter ended March 31, 2023, and the quarter ended March 31, 2022, we incurred $587,621 and $1,443,539 in operating expenses, respectively. The decrease in Operating Expenses was due primarily to a decrease in general and administrative expenses and a decrease in officer compensation due to the continued expansion of our operations.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had available cash on hand of $50,089 as of March 31, 2023, as compared to $344,692 as of March 31, 2022. The decrease in capital was directly related to a decrease in proceeds from the sale of common stock.

Cash flows for the three months ended March 31, 2023.

Net cash flow derived from operating activities was $(326,932) for the three months ended March 31, 2023. This is due primarily to a net loss of $468,808, account payable of $(3,753), prepaids and other current assets of $(10,740), offset primarily by $137,356 in the stock-based compensation and $8,182 in accounts receivable. The increase from net cash flow derived from operating activities for the three months ended March 31, 2022, of $(736,663) is primarily due to the expansion of our operations.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Net cash flow used in investing activities was $0 for the three months ended March 31, 2023, and $(9,207) for the three months ended March 31, 2022, due primarily to the purchase of property or equipment totaling $(9,207) during the three months ended March 31, 2022.

Net cash provided by financing activities was $354,203 for the three months ended March 31, 2023, and consisted of $75,000 from the proceeds from the sale of common stock, $174,433 from advances from related parties and $104,770 from payments on notes payable. Net cash provided by financing activities was $452,721 for the three months ended March 31, 2022, and consisted of $471,967 from the proceeds from the sale of common stock. The Company continues to raise capital to fund operations.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Since inception we have funded our operations primarily through equity financing and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing until natural revenues can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

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

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2023, our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, please refer to our Form 10-K as filed with the Commission on March 30, 2023, and our Form S-1 as filed with the Commission on September 13, 2022, to see those Risk Factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for founders shares all unregistered shares have since been registered pursuant to the Form S-1 registration statement deemed effective on September 16, 2021, the Form S-1 registration statement deemed effective on June 1, 2022, and the Form S-1 Registration statement deemed effective on September 23, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

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

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: 5/17/2023	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)