Form 10-Q
period 2023-06-30
SPECIFICITY, INC.
filed 2023-08-04
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,624,243 shares of common stock as of June 30, 2023.

SPECIFICITY, INC.

i

SPECIFICTY, INC.

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

SPECIFICITY, INC

BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2023	As of December 31, 2022
Assets:
Current assets
Cash and cash equivalents	$8,711	$22,818
Accounts receivable	44,000	8,182
Prepaid expenses and other current assets	8,860	235,375
Total current assets	61,571	266,375

Property and equipment, net	65,528	70,722
Right of use asset	43,842	64,632
Total assets	$170,941	$401,729

Liabilities and Stockholders’ Deficit:
Current liabilities:
Account payable	$233,226	$93,867
Accrued liabilities	41,172	37,828
Accrued interest, related party	25,000	-
Note payable	92,120	-
Related party advances	371,239	193,739
Convertible note payable, net discount of $15,000	205,000	-
Right of use liability	43,842	43,909
Total current liabilities	1,011,599	369,343

Long term liabilities -
Related party notes payable	1,000,000	1,000,000
Right of use liability, net of current portion	-	20,723
Total liabilities	2,011,599	1,390,066

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, Series A; $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,000	1,000
Preferred stock, Series B; $0.001 par value; 560,000 and 560,000 shares authorized; 560,000 and 560,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,400,000	1,400,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 10,682,584 and 10,652,584 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10,682	10,652
Additional paid-in capital	4,476,383	4,401,413
Accumulated deficit	(7,728,723)	(6,801,402)
Total stockholders’ deficit	(1,840,658)	(988,337)
Total liabilities and stockholders’ deficit	$170,941	$401,729

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Revenue, net	$279,188	$378,660	$485,046	$649,510
Cost of revenues	142,995	110,360	237,200	261,250
Gross profit	136,193	268,300	247,846	388,260

Operating expenses:
Sales and marketing	45,930	19,837	56,010	32,717
General and administrative expenses, including stock based compensation of $96,149, $0, $233,505 and $600,000, respectively	408,093	587,611	969,134	1,922,740
Officer compensation	44,773	20,988	61,273	116,518
Total operating expenses	498,796	628,436	1,086,417	2,071,975

Loss from operations	(362,603)	(360,136)	(838,571)	(1,683,715)

Other income (expense):
Interest expense	(70,650)	(12,466)	(88,750)	(23,014)
Total other income (expense)	(70,650)	(12,466)	(88,750)	(23,014)

Net loss	$(433,253)	$(372,602)	$(927,321)	$(1,706,729)

Basic and diluted net loss per common share attributable to common stockholders	$(0.04)	$(0.04)	$(0.09)	$(0.19)
Weighted-average number of shares used in computing basic and diluted per share amounts	10,682,584	9,369,345	10,669,435	9,123,984

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

										Total
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital		Deficit	Deficit
Balance, December 31, 2022	1,000,000	$1,000	560,000	$1,400,000	10,652,584	$10,652	$4,401,413	$-	$(6,801,402)	(988,337)

Issuance of common stock for cash	-	-	-	-	30,000	30	74,970	-	-	75,000
Net loss	-	-	-	-	-	-	-	-	(927,321)	(927,321)
Balance, June 30, 2023	1,000,000	$1,000	560,000	$1,400,000	10,682,584	$10,682	$4,476,383	$-	$(7,728,723)	$(1,840,658)

										Total
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital		Deficit	Deficit
Balance, March 31, 2023	1,000,000	$1,000	560,000	$1,400,000	10,682,584	$10,682	$4,476,383	$-	$(7,295,470)	(1,407,405)

Net loss	-	-	-	-	-	-	-	-	(433,253)	(433,253)
Balance, June 30, 2023	1,000,000	$1,000	560,000	$1,400,000	10,682,584	$10,682	$4,476,383	$-	$(7,728,723)	$(1,840,658)

										Total
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
Balance, December 31, 2021	1,000,000	$1,000	260,000	$650,000	8,654,701	$8,655	$1,418,896	$(1,500)	$(2,456,870)	$(379,819)

Issuance of common stock for cash	-	-	-	-	314,644	314	471,653	-	-	471,967
Offering costs	-	-	-	-	-	-	(22,831)	-	-	(22,831)
Stock-based compensation	-	-	-	-	400,000	400	599,600	-	-	600,000
Net loss	-	-	-	-	-	-	-	-	(1,706,729)	(1,706,729)
Balance, June 30, 2022	1,000,000	$1,000	260,000	$650,000	9,369,345	$9,369	$2,467,318	$(1,500)	$(4,163,599)	$(1,037,412)

										Total
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
Balance, March 31, 2022	1,000,000	$1,000	260,000	$650,000	9,369,345	$9,369	$2,470,903	$(1,500)	$(3,790,997)	$(661,225)

Offering costs	-	-	-	-	-	-	(3,585)	-	-	(3,585)
Net loss	-	-	-	-	-	-	-	-	(372,602)	(372,602)
Balance, June 30, 2022	1,000,000	$1,000	260,000	$650,000	9,369,345	$9,369	$2,467,318	$(1,500)	$(4,163,599)	$(1,037,412)

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(927,321)	$(1,706,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	233,505	600,000
Depreciation	5,194	4,769
Debt discount amortization	5,000	-
Changes in operating assets and liabilities:
Accounts receivable	(35,818)	-
Prepaids and other current assets	(6,990)	(3,557)
Accounts payable	139,359	(21,246)
Accrued liabilities	3,344	(10,333)
Accrued interest, related party	25,000	12,466
Net cash used in operating activities	(558,727)	(1,124,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,207)
Net cash used in investing activities	-	(9,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	120,000	-
Payments on notes payable	(27,880)	-
Advances from related party	177,500	73,000
Proceeds from convertible notes payable	200,000	-
Payment of deferred offering costs	-	(22,831)
Proceeds from sale of common stock	75,000	471,967
Net cash provided by financing activities	544,620	522,136

Change in cash and cash equivalents	(14,107)	(611,701)
Cash and cash equivalents, beginning of period	22,818	637,841
Cash and cash equivalents, end of period	$8,711	$26,140

Supplemental disclosures of cash flow information:
Cash paid for interest	$73,750	$10,548
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Right of use asset and liability	$-	$104,665

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022. The results of operations for the six months ended June 30, 2023 are not indicative of the results that may be expected for the full year.

Revenues for the three months ended March 31, 2023, were reduced by approximately $24,000 due to a cutoff error subsequently discovered. The amount is insignificant to the financial and will be corrected prospectively.

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

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, increased by the potentially dilutive common shares that were outstanding during the period. As of June 30, 2023, the Company had 75,000 warrants and approximately 147,000 in potential shares under a convertible note which were excluded from the calculation as they would have been anti-dilutive. As of June 30, 2022, the Company did not have any dilutive shares.

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

 NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the six months ended June 30, 2023, the Company incurred a net loss of $927,321 and used cash of $558,727 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

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

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – FINANCIAL STATEMENT ELEMENTS

In 2020, the Company purchased software for which is to be used in operations with a $50,000 note payable. The software is not expected to be implemented until late-2023 and thus no amortization was recorded at June 30, 2023.

NOTE 5 – ADVANCES AND NOTES PAYABLE

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s Chief Executive Officer to acquire 80% of Pickpocket, Inc. (“Pickpocket”) for a purchase price of $1.0 million in the form of a promissory note. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the $1.0 million as compensation to officer. The transaction was accounted for on a carry-over basis as the Chief Executive Officer was the controlling shareholder in both entities. The promissory note incurs interest at a rate of 5% per annum. During the six months ended June 30, 2023 and 2022, the Company either accrued or paid interest of $25,000. As of June 30, 2023, the Company has accrued interest of $25,000 included within accrued interest, related party on the accompanying balance sheet.

The Company’s chief executive officer and a member of management have advanced the Company funds for operations. The advances do not incur interest and are due on demand. As of June 30, 2023, the balance due on the advances was $371,239. Subsequent to June 30, 2023, additional advances were $10,000.00.

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

On April 25, 2023, the Company entered into a convertible promissory note with a principal amount of $220,000, of which $200,000 was received in proceeds. The $20,000 on-issuance discount was recorded as a discount to the note and is being amortized to interest expense over the term of the note. The convertible promissory note contains a one-time interest charge of 10% applied on the issuance date to the original principal amount. The principal and interest are due in fixed monthly payments of $26,889 from July 2023 through March 2024. The principal and accrued interest may be converted into shares of the Company’s common stock at a conversion price of $1.50 per share at any time while the note is outstanding. During the six months ended June 30, 2023, the Company recorded $5,000 in debt discount amortization with $15,000 remaining which will be amortized over the term of the note.

SPECIFICITY, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTIGENCIES

Lease

The Company leases offices used for operations under a non-cancelable agreement. Rent expense for the six months ended June 30, 2023 and 2022 was $48,595 and $77,440, respectively. On January 1, 2022, the Company recorded a right of use asset and liability of $104,665. The Company used an effective borrowing rate of 3% which is the annual increase per the lease agreement.

Litigation

The Company is not party to any pending or threatened litigation.

Significant Contracts

On January 1, 2021, the Company entered into an employment contract with its Chief Executive Officer for which the initial term of the agreement is for one year and renews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. During the six months ended June 30, 2023, and 2022 the Company accrued or paid either the Chief Executive Officer and/or entities affiliated with the Chief Executive Officer $61,273, and $116,518, respectively which has been classified as officer compensation on the accompanying statements of operations. As of June 30, 2023, amounts due to the Chief Executive Officer were $25,000 and included within accrued liabilities on the accompanying balance sheet.

See Notes 5 and 7 for additional transactions with the related party.

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

During the six months ended June 30, 2022 the Company sold 314,644 shares of common stock to various investors at prices ranging from $0.50 to $1.50 per share resulting in gross proceeds of $471,967. Offering costs related to the sale of these shares amounted to $19,246 during the six months ended June 30, 2022.

During the six months ended June 30, 2022, the Company issued 400,000 shares of common stock to two employees for services rendered. The Company recorded $600,000 as stock-based compensation, within general and administrative expense in connection with the issuance. The Company valued the shares based upon the recent sales of common stock.

During the six months ended June 30, 2023, the Company sold 30,000 shares of common stock at $2.50 per share resulting in proceeds of $75,000. In connection with the sale, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.00. The warrants vested upon issuance and expire in two years.

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

We are currently a development stage company with minimal revenues, though we had a significant increase in revenues for the year ended December 31, 2022. Accordingly, management has concluded that there is substantial doubt in our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of June 30, 2023, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”). The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family, and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends, or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Results of Operations – Three Months Ended June 30, 2023, vs 2022

Revenues

For the three months ended June 30, 2023, and June 30, 2022, we generated $279,188 and $378,660 in revenues, respectively. The decrease in revenues was due to a significant number of nonperforming salespeople which were subsequently released from employment as the Company shifted to engage larger clients. Additionally, several client launches which were anticipated to be completed during the second quarter of 2023 were delayed from completion by the quarter ended June 30, 2023, and are anticipated to be consummated during the third quarter of 2023. Our ongoing revenues and additional new business signed during June 2023 illuminates a revised run rate, defined as the monthly volume of sales annualized at the rate, of approximately $1,800,000 moving forward given the dynamic of our billing practice and client relationships.

Operating Expenses

For the three months ended June 30, 2023, and June 30, 2022, we incurred $498,796 and $628,436 in operating expenses, respectively. The decrease in Operating Expenses was due primarily to a decrease in general and administrative expenses.

Six Months Ended June 30, 2023, vs 2022

Revenues

For the six months ended June 30, 2023, and the six months ended June 30, 2022, we generated $485,046 and $649,510 in revenues, respectively. The decrease in revenues was due to a significant number of nonperforming salespeople which were subsequently released from employment as the Company shifted to engage larger clients. Additionally, several client launches which were anticipated to be completed during the second quarter of 2023 were delayed from completion by the quarter ended June 30, 2023, and are anticipated to be consummated during the third quarter of 2023.

Operating Expenses

For the six months ended June 30, 2023, and the six months ended June 30, 2022, we incurred $1,086,417 and $2,071,975 in operating expenses, respectively. The decrease in Operating Expenses was due primarily to a decrease in general and administrative expenses and a decrease in officer compensation due to the continued expansion of our operations.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had available cash on hand of $8,711 as of June 30, 2023, as compared to $26,140 as of June 30, 2022. The decrease in capital was directly related to a decrease in proceeds from the sale of common stock.

Cash flows for the six months ended June 30, 2023.

Net cash flow derived from operating activities was $(558,727) for the six months ended June 30, 2023. This is due primarily to a net loss of ($927,321), accounts receivable of $(35,818), prepaids and other current assets of $(6,990), offset primarily by $233,505 from stock-based compensation. Net cash flow derived from operating activities was $(1,124,630) for the six months ended June 30, 2022, due primarily to a net loss of $(1,706,729), accounts payable of $(21,246) and accrued liabilities of $(10,333).

Net cash flow used in investing activities was $0 for the six months ended June 30, 2023, and $(9,207) for the six months ended June 30, 2022, due primarily to the purchase of property or equipment totaling $(9,207) during the six months ended June 30, 2022.

Net cash provided by financing activities was $544,620 for the six months ended June 30, 2023, and consisted of $75,000 from the proceeds from the sale of common stock, $177,500 from advances from related parties and $320,000 from two notes payable. Net cash provided by financing activities was $522,136 for the six months ended June 30, 2022, and consisted primarily of $471,967 from the proceeds from the sale of common stock. The Company continues to raise capital to fund operations.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Since inception we have funded our operations primarily through equity financing and we expect that we will continue to fund our operations through equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing until natural revenues can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2023, our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended June 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Specificity, Inc.

Date: 8/04/2023	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)