Form 10-K
period 2023-12-31
SPECIFICITY, INC.
filed 2025-03-03
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSIONS

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-257323

Specificity, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-4017786
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

8429 Lorraine Rd., Suite 377
Lakewood Ranch	34202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 364-4744

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	SPTY	OTCQB

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

As of December 31, 2023, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $3,037,578.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 24, 2025 was 104.

SPECIFICITY, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance, or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions, or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Business

Company Overview

Specificity, Inc. (hereinafter the “Company”, “we”, “our”, “us”) was incorporated in the State of Nevada on November 25, 2020 (“Inception”). The Company’s principal headquarters is located at 8429 Lorraine Rd., Suite 377, Lakewood Ranch, FL 34202. Our telephone number is (813) 364-4744.

At our core we are a full service digital marketing firm that delivers cutting-edge marketing solutions to identify and market in real-time to potential customers who are actively in the buying cycle. Our digital marketing solutions focus on B2B and B2C consumer markets and give small and medium sized businesses a fair chance to capture online traffic. Our underlying technology solution utilizes BiToS and Mobile Advertising Identifiers (MAIDs) to build audiences, effectively eliminating bot traffic and ad waste and produces real-time messaging opportunities to reach target audiences more efficiently than broad based market messaging platforms. We also implement intuitive ad sequencing, audience ID technology, AI integration, saturation modeling, conversion funneling, CRM integration, traffic resolution, and comprehensive analytics reporting.

Our digital marketing capabilities were acquired through organic development in-house and through our efforts as a tech incubator and early adopter of innovative marketing tools. Currently, our operations are focused on 3 service offerings within our single segment business.

1.	Tradigital Partners - White-Label Digital Marketing Solutions for Ad Agencies. Tradigital Partners is a specialized white-label digital marketing service designed exclusively for advertising agencies to partner their traditional campaigns with digital. This solution allows agencies to expand their service offerings by providing cutting-edge digital marketing solutions under their own brand, without the need for in-house expertise or infrastructure.

Key Features & Benefits:

•	Seamless White-Label Integration: Agencies can deliver top-tier digital marketing services without investing in additional personnel or technology.
•	Advanced Data & Targeting Capabilities: Provides agencies with access to behavior-based audience targeting and real-time data to optimize client campaigns.
•	Scalability & Customization: Services can be tailored to fit agency-specific needs, allowing for a flexible, on-demand partnership model.
•	Comprehensive Support & Training: Ensures agencies and their teams are fully equipped to leverage the platform for client success.

Tradigital Partners empowers ad agencies to compete in an increasingly digital world by offering best-in-class solutions without the overhead or complexity of developing them in-house.

2.	Put-Thru - Enterprise-Grade Digital Marketing, Scaled for SMBs. Put-Thru is a digital marketing tech stack designed specifically for small and medium-sized businesses (SMBs). Unlike enterprise-level marketing platforms that require significant investment and expertise, Put-Thru delivers powerful digital advertising solutions at an affordable price point, helping SMBs compete with larger brands.

Key Features & Benefits:

•	Cost-Effective Ad Tech: Offers sophisticated digital marketing tools at a fraction of the cost of traditional enterprise solutions.

•	Behavior-Based Targeting: Uses real-time consumer behavior data to improve ad efficiency and minimize wasted spend.
•	Simple & Scalable: Provides small businesses with a user-friendly platform that can scale as they grow.
•	Omnichannel Marketing Solutions: Integrates with multiple advertising channels, including social media, search, and display networks.

Put-Thru democratizes digital marketing by making high-quality, data-driven advertising accessible to SMBs, ensuring they reach the right audience without overspending.

3.	PickPocket - DIY Digital Marketing Platform for Small Business Owners. Pick Pocket is a do-it-yourself (DIY) digital marketing platform built for small business owners who want to take control of their advertising efforts while cutting out the waste of audiences that don't make sense for their product or service. Designed for businesses with annual revenues between $500,000 and $5 million, Pick Pocket leverages behavior-based ID technology to help users build ideal customer profiles and directly target potential buyers through their mobile devices. The main goal of PickPocket is to directly target your competitors.

Key Features & Benefits:

•	DIY-Friendly Interface: A user-friendly platform that empowers business owners to create and launch campaigns without marketing expertise.
•	Behavior-Based ID Targeting: Identifies and reaches high-intent consumers based on real-time behaviors, increasing campaign effectiveness.
•	Cost-Effective Marketing Solution: Eliminates the need for expensive agency services by giving small businesses direct access to advanced marketing tools.
•	Mobile-First Approach: Optimizes ad delivery for mobile devices, ensuring businesses engage customers where they spend the most time.

Although fully developed, Pick Pocket has not yet generated revenue, presenting an opportunity for future monetization strategies, including subscriptions, performance-based pricing, or value-added services.

Strategic Vision

We are a technology company with 2 core missions:

•	First, we endeavor to deliver the latest digital marketing technology to companies of all sizes making them nationally, regionally, and locally competitive. In this capacity, we come to the table already vertically integrated and capable of executing any size campaign flawlessly.

•	Secondarily, Specificity is a tech incubator. We identify technology-based marketing solutions, take an equity share position in return for utilizing our internal resources to complete the buildout of technology-based solutions, and then using our marketing prowess to draw clients to these businesses. We have the internal personnel to successfully complete these projects and our marketing capabilities will deliver lower advertising costs to launch new projects making growth faster to attain.

Our Target Market in Digital Marketing

As a digital marketing agency, we are often an early adopter of innovative digital marketing tools. Our team keeps our clients ahead of the technology curve instead of chasing it. Our ability to identify audiences in granular ways other tech companies have given up on, positions us well to deliver better results at lower costs. By delivering ads to more targeted audiences, our clients enjoy the benefit of focusing their digital spend on audiences that make sense for their products and services. While the large social media/tech companies are eliminating or limiting access to targeting tools, we continue to add better targeting tools all the time.

As digital marketing continues to evolve, we often find ourselves with an incredibly unique opportunity to evolve our digital marketing tool and services to better serve the needs of our broader market. While the large tech companies and social media firms are removing targeting mechanisms from their platforms, businesses are waking up to the fact that more targeted audiences lower their cost per acquisition (or “CPA”) and dramatically improve their return on investment (“ROI”). As each day goes by, business owners have learned that the less targeted their campaigns are the more money and time they waste. Reaching the audiences they were easily able to reach just a few years back is made more expensive with the removal of targeting mechanisms. It is all done in the name of political correctness, but it is obvious to most, that their true motivation is to drive ad spend up to drive revenue for themselves.

All of these events put us in a great position to acquire new clients in mass. Our capital raises will in large part be used to grow our sales team in two regions initially and then expand quickly thereafter. The two regions we are starting with are the Tampa and New England markets and will be targeting medium sized clients with revenues between $5 million and $25 million (“Target Market”). The revenue target speaks to both retainer and retention. We know that clients with this type of revenue typically have internal marketing teams that are more suited to understand analytics and can more easily track results and leverage our digital marketing tools and services. When this is the case, these clients stay longer and are more active in running the campaign making it far easier to produce new creative campaigns and get it approved more quickly, a critical component for campaign optimization.

We know from experience in the marketplace that clients in our Target Market spend on average $5,100 per month and this data point is important because it enable us to set our pricing at levels that can sustain projected profitability after accounting for sales expenses and the overhead required to execute a digital marketing campaign for a client. Both Tampa and the New England region have a plethora of companies that fall into our Target Market approach.

We believe our 2025 focus will continue to be achieving sequential revenue growth and adding additional vertically integrated marketing solution capabilities our clients demand. We expect a portion of our capital raise in 2025 will be spent on business development, development and/or acquisition of additional digital marketing capabilities and hiring subject matter expertise to support our infrastructure and public company reporting requirements. Having a well-trained staff in place will not only allow for the expeditious on-boarding of new clients but will also go a long way in retaining clients we bring on. Strong client retention is foundational to long-term success in our business. We have already automated much of what we do so the length of time required to properly train people is drastically reduced.

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

Going Concern

As reflected in the accompanying audited financial statements, during the year ended December 31, 2023, we incurred a net loss of $1,069,636 and used cash of $603,658 in operating activities. Although we have been able to generate revenue from contracts with customers since inception, our ability to continue as a going concern is dependent on our ability to raise capital to implement our business plan and then generate sufficient revenues to generate positive net income and cash flow.

During 2024, our ability to raise additional equity capital was delayed due to circumstances beyond our control when we learned about the SEC’s enforcement proceedings against our former audit firm BF Borgers CPA PC and its owner, Benjamin F. Borgers, where in the SEC charged them with deliberate and systematic failures to comply with PCAOB standards in their audits and reviews of hundreds of public companies, which were incorporated in more than 1,500 SEC filings from January 2021 through June 2023. We dismissed BF Borgers CPA PC as our external audit firm and hired CM3 Advisory to conduct our annual audit and reaudit of any prior periods impacted by the SEC proceedings against our former audit firm BF Borgers CPA PC. As of result, our ability to submit our quarterly and annual audited financial statements was delayed, which caused us to be late filing our financial statements. In the interim while our financial statements were being audited by our new external audit firm, we raised capital through short term bridge loans and also entered into a 24-month Strata Purchase Agreement with a private investor who committed to purchase up to $5,000,000 of our registered common stock. We intend to leverage this Strata Purchase Agreement to efficiently raise equity to execute our full business plan upon completion of our 2023 annual audit.

As a reminder there is no guarantee that we will be able to raise sufficient capital or generate a level of revenue to sustain our planned operations or that we will ever be profitable. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we ultimately be unable to continue as a going concern.

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

Clients

As discussed above in more detail under the section titled “Our Target Market in Digital Marketing”, our Target Market is medium sized clients with revenues between $5 million and $25 million that exhibit a long term retention with an average of $5,100 per month in digital marketing services or spend. Our general geographic focus currently is in the Tampa Bay and New England areas. We will expand scope of our geographic focus in the future as we develop success in our primary markets. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the number of our customer contracts and seeking out partnerships that will allow us to increase our customer reach beyond our limited reach.

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

Seasonality

Our business is not seasonal. However, our revenues and operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts due to one or more of the following reasons:

•	Onboarding of clients and launching their specific digital marketing services
•	Large one-time digital marketing campaigns requested by our clients
•	Seasonality of a client’s business which impacts digital marketing services and spend requirements
•	Product or service launches or discontinuation by a client
•	Change in control of ownership events that may affect client spend and timing
•	Directed increase or decreases in marketing campaigns as directed by a client
•	The commencement and completion of contracts during any particular quarter.

Because a portion of our expenses, such as personnel and platform costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

Employees

As of December 31, 2023, we had approximately 8 full-time employees. We contract with independent consultants and employ temporary or full-time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

We believe that our future success will depend in part on our continued ability to offer competitive market compensation packages to attract and retain highly skilled, highly motivated and disciplined managerial, technical, sales and support personnel. In addition, confidentiality and non-disclosure agreements are in place with many of our clients, employees and consultants and such agreements are included our policies and procedures. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information

We incorporated under the laws of the State of Nevada on November 25, 2020, as Specificity, Inc. On September 13, 2022, we filed Form S-1 with the SEC, which was deemed effective on August 2, 2023.

Our principal executive offices are located at 8429 Lorraine Rd., Suite 377, Lakewood Ranch, FL 34202. Our telephone number is (813) 364-4744. Our internet address www.specificityinc.com. Information on our website is not incorporated into this Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Generally, as a smaller reporting and emerging growth company, we are permitted to omit risk factors. However, we believe the following Risk Factors are material to our business. These do not encompass all risks related to our operations.

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

Since our inception, we have failed to create cashflows from revenues sufficient to cover our costs and this makes it difficult for us to evaluate our future business prospects with any degree of certainty. We expect we will continue to rely on debt and equity financing. Equity financing, in particular, has created a dilutive effect on our common stock, which has hampered our ability to attract reasonable financing terms. For the foreseeable future, we will continue to rely upon debt and equity financing to maintain operation of our company.

We have generated minimal revenues from operations, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

For the year ended December 31, 2023, we generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in our digital marketing revenues, cost of revenues, or general and administrative expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

We are an emerging growth company with growing revenues; however, we are not yet at scale. We are in the process of ramping up our sales capabilities and future developing and refining our digital marketing services. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue next fiscal year. Our independent registered public accounting firm has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. The continuation of our business as a going concern is dependent upon the continued financial support from our stockholders.

There is uncertainty regarding our ability to grow our business to a greater extent than we can with our existing financial resources, also described above, without additional financing. We entered into a 24-month Strata Purchase Agreement with a private investor who committed to purchase up to $5,000,000 of our registered common stock at a discounted price to market. We intend to leverage this Strata Purchase Agreement to raise equity necessary to execute its full business plan upon completion of our 2023 annual audit. This source of financing is a short-term solution to our financing and growth needs. We have no other firm agreements, commitments, or understandings to secure additional financing at this time. Our long-term future growth and success is dependent upon our ability to continue selling our digital products and services, generate cash from operating activities and obtain additional financing on favorable terms. There is no assurance that we will be able to continue selling our digital products and services, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our ability to grow our business to a greater extent than we can with our existing financial resources, also described above.

Expenses required to operate as a public company will reduce funds available to implement our business plan and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company. Public companies have additional administrative and transactional costs to comply with securities laws and periodic compliance filing requirements, which require us to engage third party firms that provide legal, accounting, tax planning and compliance, investor relations, stock transfer agent fees (which are often transactional and expensive) and other professionals that could be costlier than planned if we enter into more complex business transactions. We may reach a point where we may be required to hire an internal team of similar experts to comply with additional SEC reporting requirements as we grow and scale our business. We anticipate that the cost of SEC reporting will be approximately $150,000 annually to meet our regulatory compliance filing requirements. We expect annual costs to rise as many of these third party firms are experiencing staffing cost increases and are passing those costs onto their clients.

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

Risks Related to Our Securities

Our controlling stockholder has significant influence over the Company.

As of December 31, 2023, Jason Wood, our Founder, Chairman and Chief Executive Officer, owns 58.7% of the outstanding common stock. Additionally, Mr. Wood also holds 1,000,000 shares of Series A Preferred which have voting rights, at all times, equal to 80% of all voting rights. As a result, Jason Wood possesses significant economic influence over our affairs. His stock ownership and position as a director of the company may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combinations or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could materially and adversely affect the market price of our common stock.

Minority shareholders will be unable to affect the outcome of stockholder voting as long as Jason Wood retains a controlling interest.

OTCB Market May Delist Our Securities From Trading On Its Exchange, Which Could Limit Investors’ Ability To Make Transactions In Our Securities And Subject Us To Additional Trading Restrictions.

Our common stock is listed on the OTCQB. We cannot assure you that our securities will be, or will continue to be, listed on the OTCQB or any other stock exchange in the future. In order to be eligible to continue listing our common stock on the OTCQB our common stock must have a minimum bid price of $0.01, maintain a minimum freely traded float of at least 10% of our total issued and outstanding common stock, maintain at least 50 beneficial shareholders each holding a minimum of 100 shares, not be in bankruptcy, be in good standing in each jurisdiction in which the company is organized or conducts business, and file all required applications and fees with the OTCQB. We cannot assure you that we will be able to meet those initial listing requirements at that time. Our inability to maintain a listing on the OTCQB could significantly limit an individual investors ability to buy or sell our securities, if at all.

We may enter into arrangements whereby we may issue our securities to investors at a price which is less than the prevailing market price of our publicly traded common stock.

In order to establish a more reliable source of equity capital, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a discount to market ranging from 10-20% and include other terms and inducements including issuing stock warrants. In the event we execute a PIPE transaction, our shareholders may experience both price depreciation and share dilution after the transaction closes.

Our independent auditors have issued an audit opinion for Specificity, Inc. that includes a statement describing our going concern status. Our financial status creates doubt whether we will continue as a going concern.

As described in Note 2 of our accompanying audited financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such, we may have to cease operations and investors could lose part or all of their investment in our company.

Risks Related to Our Business

We have a limited operating history and have losses that we expect to continue into the future until we are able to scale our business and generate positive cash flow and a net profit.

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. As reflected in the financial statements, the Company has $89,141 in assets, and an accumulated deficit and working capital deficit of $7,466,631 and $920,369, respectively, as of December 31, 2023, and incurred a net loss and cash used in operations of $1,069,636 and $603,658, respectively, for the year ended December 31, 2023. Based upon our current plans, we expect to incur operating losses in future periods because we will be investing in sales resources to grow our Target Market base that may outpace our revenues in the short run.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

In the interim, we entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor who committed to purchase up to $5,000,000 of our registered common stock. We intend to leverage this Strata Agreement to raise equity necessary to execute our full business plan. Even with the Strata Agreement, we cannot guarantee that we will be successful in generating sufficient revenues in the future. In the event the Company is unable to generate sufficient revenues, it may be required to seek additional funding. Such funding may not be available or may not be available on terms that are beneficial and/or acceptable to the Company. In the event the Company cannot generate sufficient revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company. Other than a short term bridge loan and shares offered by previous Offerings as reflected in our regulatory filings, no other source of capital has been identified or sought. However, our CEO and our directors have indicated a willingness to loan funds as needed during the start-up phase of our operations to cover any shortfall in funds required to pay for offering costs, filing fees, and correspondence with our shareholders. However, our directors have not guaranteed any loans to cover a shortfall in funds should our Offerings fail. As a result, we do not have an alternate source of funds should we fail to complete previous Offerings. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in raising sufficient capital to execute our business plan, we will be faced with the following options:

1.	abandon our business plans, cease operations and go out of business;
2.	continue to seek alternative and acceptable sources of capital; or
3.	bring in additional capital that may result in a change of control and/or significant shareholder dilution.

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

The Company operates in a highly competitive environment in an industry characterized by numerous advertising and marketing agencies of varying sizes, with no single advertising and marketing agency or group of agencies having a dominant position in the marketplace. We are considerably smaller than several of our largest industry competitors. Competitive factors include creative reputation, management, personal relationships, quality and reliability of service and expertise in particular niche areas of the marketplace. In addition, because an agency’s principal asset is its people, barriers to entry are minimal, and relatively small agencies are, on occasion, able to take all or some portion of a client’s business from a larger competitor.

Our industry is undergoing significant technological shifts as a result of mobile communications which have changed how potential consumers and businesses interact and communication information. Our industry is also an early adopter of artificial intelligence tools to automate digital marketing campaigns and deliver large firm marketing that have traditionally been out of reach for our Target Market clients. Our ability to be competitive and successful as a digital marketing company requires an investment in our people, efficient use of technology capabilities and results for our clients in the form of new customers and/or expanded business relationships. We have invested in acquiring digital technology marketing databases, technology stacks and other tools, including alliances with other vertical providers, to build out what we believe will be the right market offering for digital marketing services for our Target Market. To the extent that we fail to maintain existing clients or attract new clients, our business, financial condition, operating results, and cash flows may be affected in a materially adverse manner.

We possess minimal capital, which may severely restrict our ability to develop our services. If we are unable to raise additional capital, our business will fail.

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require annually a minimum of $1,000,000 in working capital through sales and/or capital raise activities to provide sufficient capital to fully develop our business plan. To increase our revenues over time, we need to expand services with our existing clients or close on new business from new clients. Our ability to generate new client business is heavily tied to the reputation and reach of our employees and our ability to support their creative digital marketing services with our existing digital technologies. To the extent Specificity cannot generate new business from new and existing clients due to these limitations, Specificity’s ability to grow its business and to increase its revenues will be limited.

Specificity’s business could be adversely affected if it loses or fails to attract or retain key executives or employees.

Our business requires us to obtain staff with expertise in brand marketing, creative design and development, digital marketing tools and analytics, B2C media campaigns, technology development, account managers, and other subject matter specialists. Most importantly, our employees’ skills and relationships with our clients, are among our most important assets. An important aspect of our market competitiveness is our ability to retain key employees and management personnel. Compensation for these key employees is an essential factor in attracting and retaining them, and we may not offer a level of compensation sufficient to attract and retain these key employees. As is typically the case with an emerging growth company, we offer a compensation package that includes other forms of compensation including stock. If we fail to hire and retain a sufficient number of key employees, we may not be able to compete effectively. Management succession at our operating units is very important to the ongoing results because as in any service business, the success of a particular agency is dependent upon the leadership of key executives and management and its relationships with its clients. If key executives were to leave our company, the relationships that Specificity has with its clients could be adversely affected.

Specificity is exposed to the risk of client defaults.

Despite our advanced billing approach we are still exposed to the risk of significant uncollectible receivables from our clients in the event we provide services and fail to follow-up on collecting for services. The risk of material loss could significantly increase in periods of severe economic downturn. Such a loss could have a material adverse effect on our results of operations, cash flows and financial position. We often incur expenses on behalf of our clients in order to secure a variety of media time and space. While we take precautions against default on payment for these services (such as billing in advance for services, setting an advertising spend budget, credit analysis, advance billing of clients, and in some cases acting as an agent for a disclosed principal) and have historically had a very low incidence of default.

Specificity is subject to regulations and litigation risk that could restrict our activities or negatively impact our revenues.

Advertising and marketing communications businesses are subject to government regulation, both domestic and foreign. There has been an increasing trend in the United States and in Europe for advertisers to resort to litigation and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to advertising for certain products. Proposals have been made to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently, on our revenues.

In addition, laws and regulations related to consumer privacy, use of personal information and digital tracking technologies have been proposed or enacted in the United States and certain international markets (including the European Union’s General Data Protection Regulation, or “GDPR,” the proposed European Union “ePrivacy Regulation” and the recently enacted California Consumer Privacy Act, or “CCPA”). We face increasing costs of compliance in an uncertain regulatory environment and any failure to comply with these legal requirements could result in regulatory penalties or other legal action. Furthermore, these laws and regulations may impact the efficacy and profitability of certain digital marketing and analytics services we provide to clients, making it difficult to achieve our clients’ goals. These and other related factors could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial position.

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

We currently are managed by three key officers, and we are entirely dependent upon them in order to conduct our operations. If they should resign or die, there will be no one to run Specificity, and the company has no Key Man insurance. If our current officers are no longer able to serve as such and we are unable to find another person to replace them, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in us.

We have identified material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As of December 31, 2023, we have identified three material weaknesses in internal control over financial reporting that pertain to:

(i) we had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties;

(ii) we had inadequate document retention policies and procedures to ensure that all financial transactions were maintained and easily accessible; and

(iii) we had inadequate policies and procedures related to internal control over financial reporting and as such relied heavily on outside consultants and advisors to assist us in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with US GAAP and SEC disclosure requirements.

In July of 2025 we engaged an outside consultant to provide fractional Chief Financial Officer and SEC Reporting Compliance services. Our outside consultant is developing a remediation plan for 2025 and 2026 which includes (i) building an information repository for all financial transactions, (ii) developing and implementing monthly financial accounting and reporting procedures, (iii) financial management coaching and development; and (iv) collaborating with senior management and operational teams to put in place critical policies and procedures to address our lack of segregation of duties as practical given the staff size. We cannot assure you our remediation efforts will occur within a specific timeframe as we are continuing to develop a formal set of plans.

These identified material weaknesses will not be remediated until all necessary internal controls have been designed, implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness- will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weakness in our internal control over financial reporting in the future.

Until we remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common units, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

Items 1B. Unresolved Staff Comments.

There are no unresolved staff comments.

Item 1C. Cybersecurity

We do not maintain sensitive financial information or client data within our digital marketing tools or within our information technology platforms. We do not have a large or complex data environment or systems that process sensitive information and as such we maintain an information security and cybersecurity program and a cybersecurity governance framework that is appropriate for an operation of our size. As a digital marketing services provider, we utilize social media and other marketing platforms to build client marketing campaigns and direct marketing services. The vast majority of market data and analytical tools we use are developed and supported by large technology companies and as such rely on their infrastructure to ensure their web-based solutions have the appropriate cybersecurity protections to ensure our digital marketing services are secure. We leverage our proprietary digital analytical tools to develop more target marketing plans for our clients. We utilize PCI compliant merchant processors to ensure that client payments for services and ad spend are securely processed and cybersecurity risks minimized for us and our clients.

Item 2. Properties

Our principal headquarters is located at 8429 Lorraine Rd., Suite 377, Lakewood Ranch, FL 34202. Our employees primarily work on a remote basis in the United States.

Item 3. Legal Proceedings

There is no material bankruptcy, receivership, or similar proceeding with respect to the Company. However, given that we are insolvent, there is a high risk that we may be forced to file for bankruptcy if we are unable to meet our capital requirements to maintain our business plan.

There are no administrative or judicial proceedings arising from any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primary for the purpose of protecting the environment.

We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosure.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTCQB market, trading under the symbol “SPTY”.

Holders of our common stock

As of February 24, 2025, there were approximately 104 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories, or others in unregistered form. The stock transfer agent for our securities is West Coast Stock Transfer.

Dividend Policy

We do not anticipate paying dividends on our common stock at any time in the foreseeable future. Our Board of Directors currently plans to retain and reinvest any earnings for the development and expansion of our digital marketing business. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an equity compensation plan.

Unregistered Sales of Equity Securities

Except for initial founders shares all unregistered shares have since been registered pursuant to the Form S-1 registration statement deemed effective on September 16, 2021, and the Form S-1 registration statement deemed effective on June 1, 2022, and the Form S-1 registration statement deemed effective on September 23, 2022.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2023.

Item 6. [Reserved]

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

Executive Overview

We are a full service digital marketing firm that delivers marketing solutions in real-time to help our clients identify potential customers who are actively in the buying cycle. Our clients can select their digital market service and level that best suits their needs. We are primarily focused on attracting prospective clients that have revenues ranging from $5 million to $25 million with a focus on B2B and B2C consumer markets and at least $5,100 in monthly marketing spend. Prospective clients in our target market often have their own marketing teams that can more effectively leverage our flagship Specificity digital marketing services. We have additional digital marketing solutions for small business and do-it-yourself marketing professionals. Our underlying technology solution utilizes BiToS and Mobile Advertising Identifiers (MAIDs) to build audiences, effectively eliminating bot traffic and ad waste and produces real-time messaging opportunities to reach target audiences more efficiently than broad based market messaging platforms. We also implements intuitive ad sequencing, audience ID technology, AI integration, saturation modeling, conversion funneling, CRM integration, traffic resolution, and comprehensive analytics reporting.

We primarily generate revenue through recurring fixed monthly digital services agreements for the vast majority of our clients. We bill for our services at the beginning of each month and our services are completed at the end of the month. We also generate revenue through marketing campaigns for product or service launches and other non-recurring events.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 of our audited financial statements. Those material accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Accounts Receivable and Allowance for Doubtful Accounts

We do not have significant accounts receivable as our billing practice requires that our clients provide an upfront form of payment prior to commencement of services each billing period. Accordingly, we do not expect to have write-offs or adjustments to accounts receivable which could have a material adverse effect on our financial position, results of operations or cash flows as the portion which is deemed uncollectible is already taken into account when the revenue is recognized. Accounts receivable is recorded net of an allowance for doubtful accounts, if needed. We consider any significant changes to the financial condition of our clients and any other external market factors that could indicate that our client may have difficulty meeting their financial obligations. We do not expect to have write-offs or adjustments to accounts receivable which could have a material adverse effect on our financial position, results of operations or cash flows as the portion which is deemed uncollectible is already taken into account when the revenue is recognized.

Revenue Recognition

The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606 Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 upon Inception.

We provide digital marketing services. A significant number of our clients are billed a fixed monthly retainer for our services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. Revenue is recorded as services are performed which typically all occurs within a calendar month. If any customer pays for digital marketing services in advance for a planned campaign or non-recurring event, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. Our contracts with customers do not typically have performance conditions, milestones or other conditions that would prevent revenue from being earned in the month our services are delivered.

Convertible Debt

We may enter into negotiated short term convertible debt agreement to provide bridge capital in between equity raises. Our convertible debt agreements include an original issue discount, freestanding stock awards or warrants as additional consideration, and a common stock conversation feature that may be exercised by the noteholder that is either at or out of the money. We evaluate the terms of convertible debt issue prior to accepting such agreements to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs, and contingency has been resolved. We account for the following convertible debt features when present:

•	Embedded Derivatives. We estimate the fair value of the convertible debt derivative using the Black Scholes method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

•	Beneficial Conversion Feature. If the conversion feature is not treated as a derivative, we assesses whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued or modified. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible and is recorded as additional paid in capital and as a debt discount on the balance sheet. We then amortize the debt discount to interest expense in the statements of operations over the debt term. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense which is included in the caption “interest expense” in the statements of operations.

•	Warrants issued as consideration with Convertible Debt. We estimate the fair value of any warrants issued in connection with convertible debt and record the fair value of such warrants as a debt discount, which is recorded as a contra-liability against the debt and amortized the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is recorded as additional paid in capital if the stock consideration is not treated as a derivative. We estimate the fair value of warrants issued using a Black Scholes option pricing model which is a Level 2 fair value measurement.

•	Stock issued as consideration with Convertible Debt. We estimate the fair value of common stock awarded in connection with the issuance of convertible debt as a debt discount. We record debt discounts as a contra-liability against the debt and amortize the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is common stock for the par value of common stock issued and the balance is recorded as additional paid in capital if the stock consideration is not treated as a derivative. We estimate the value of stock issued in connection with convertible debt based on quoted market prices for the Company’s common stock which is a Level 1 fair value measurement.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Share-based compensation is recorded in the statement of operations. Issuances of share-based compensation to date did not include any service performance element and as such equity awards were expensed and reported as share based compensation in the statement of operations when granted to recipients.

Recent Accounting Pronouncements

Recent accounting pronouncements are more fully described in Note 3 of our audited financial statements.

Results of Operations for the Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

Revenues

During the year ended December 31, 2023, our revenue decreased to $1.1 million as compared to $1.2 million in 2022. The decrease in revenues was primarily related to timing of marketing campaigns for which we collected revenue in advance but did not complete the campaign until the following year.

Cost of revenues

During the year ended December 31, 2023, cost of revenues decreased to $548,278 as compared to $765,888 in 2022 as we did not spend as much acquiring market data to run client marketing campaigns and services. Our total cost of services may fluctuate from time to time depending on the types of marketing services and campaigns we run for our clients.

Operating expenses

During the year ended December 31, 2023, operating expenses significantly decreased to $1.3 million as compared to $4.1 million in 2022. The decrease in operating expenses was primarily due to a reduction in our sales team and administrative staff. We attempted to execute an aggressive sales growth strategy in 2022 to test our ability to scale our business model; but later decided to scale back and run with a nimbler and more experienced sales team. Another significant reason for the decrease was due to lower share based compensation expense awarded to employees and consultants in 2022.

Other expenses

During the year ended December 31, 2023, other expenses increased to $295,326 as compared to $52,344 in 2022. The increase in other expenses was due to higher interest expenses related to original issue discounts tied to convertible debt and related debt inducements and a non-recurring intangible asset impairment charge associated with our decision to discontinue our investor center software solution. We originally developed an investor center marketing solution to help small issuers market their securities to smaller investors; however, we were late to the market and unable to deploy our solution before other larger players entered the space.

Provision for income taxes

During the year ended December 31, 2023 and 2022, there was no provision for income taxes as we had a net operating losses. In 2023, we placed a full valuation allowance on net deferred tax assets of $1,970,690.

Net loss

During the year ended December 31, 2023, our net loss decreased to $1,069,636 as compared to $3,779,494 in 2022 due to the reasons stated above.

Liquidity and Capital Resources

We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all. In the short term, we must raise additional capital through debt or equity financing to support our business operations and to grow our business. Over the long term, we must successfully execute our growth plans to increase profitable revenue and income streams to generate positive cash flows to sustain adequate liquidity to meet minimum operating requirements.

Net Working Capital

At December 31, 2023, we had a net working capital deficit of approximately $920,369 compared to a net working capital deficit of $354,411 at December 31, 2022. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt.

We relied on proceeds from customer payments and financing activities from the sale of common stock in 2022 and 2023 to fund our business operations and growth plans.

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

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the year ended December 31, 2023, net cash used in operations was $603,658 driven primarily by current year operating loss and accrued liabilities, partially offset by non-cash expenses including debt discount amortization, intangible asset impairment and stock-based compensation. For the year ended December 31, 2022, net cash used in operations was approximately $2,003,238 driven by current year operating loss, partially offset by stock compensation.

Cash Flows from Investing Activities

For the year ended December 31, 2023, there were no inflows or outflows for investing activities. For the year ended December 31, 2022, net cash used in investing activities was $10,280, which we used to purchase office equipment.

Cash Flows from Financing Activities

Cash provided by financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the year ended December 31, 2023, net cash provided by financing activities was $629,998, primarily due to the proceeds from working capital funding advances from specialty lenders, proceeds from the sale of a convertible note, proceeds from sale of common stock and proceeds from advances from our CEO. For the year ended December 31, 2022, cash provided by financing activities was 1,398,495, primarily due to the proceeds from sale of common stock and proceeds from working capital advances from our CEO.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

Not required of smaller reporting companies.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-26 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 3, 2024, the Securities and Exchange Commission (the “SEC”) announced that it had settled charges against BF Borgers CPA PC (“BF Borgers”) that it failed to conduct audits in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). As part of the settlement, Borgers agreed to a permanent ban on appearing or practicing before the SEC. The reports of BF Borgers on our financial statements for the fiscal years ended December 31, 2022 and 2021 were within the scope of the SEC’s identified period of BF Borgers fraudulent issuance of audit reports. The reports of BF Borgers on our financial statements for the fiscal years ended December 31, 2023, and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to our ability to continue as a going concern.

On May 7, 2024, as a result of Borgers’ settlement with the SEC, the Board of Directors of Specificity, Inc. dismissed BF Borgers as our independent registered public accounting firm. We anticipated that we would not be able to timely file our 2023 Form 10-K due to the charges against BF Borgers and filed Form NT 10-K on March 29, 2024 to report a delay in our ability to timely file Form 10-K for 2023. After the SEC announced its permanent ban on BF Borgers as a registered public accounting firm we filed Form 15-15D on July 15, 2024 to temporarily suspend our periodic filing requirements. As a result of the SEC permanent ban against BF Borgers we were unable to file our Form 10-K or quarterly reports as required. Our inability to file timely financial reports for the year ended 2023 and 2024 was outside of our control due to the permanent ban against BF Borgers and the time it took to identify a qualified independent registered public accounting firm. In August 2024, we engaged CM3 Advisory as our new independent registered accounting firm. CM3 Advisory conducted audit procedures on our opening balances for January 1, 2022, fiscal years ended December 31, 2022 and 2023.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures over financial reporting were not effective.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company. As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our financial reporting disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report , using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “internal control over financial reporting”, as defined under Rule 13a-15(f) under the Exchange Act, means a process designed by, or under the supervision of, the issuer’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. Based upon the evaluation of the internal control over financial reporting at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

•	We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties.

•	We had inadequate document retention policies and procedures to ensure that all financial transactions were maintained and easily accessible.

•	We had inadequate policies and procedures related to internal control over financial reporting and as such relied heavily on outside consultants and advisors to assist us in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with US GAAP and SEC disclosure requirements.

At such time as we raise additional working capital, we plan to add staff, initiate training, add additional subject matter expertise so that we may improve our processes, policies, procedures, and documentation of our internal control processes.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Our current Directors and Officers of the Company are as follows:

Name	Age	Position
Jason Wood	48	Director, Chairman, President, CEO, CFO, Secretary and Treasurer
Kevin D. Frisbie	53	Director and Chief Revenue Officer
William Anderson	70	Director, COO, Retired January 1, 2024
Richard Berry	59	COO, Appointed November 1, 2024

Jason Wood – Founder, Chairman and CEO

Jason Wood is the founder and majority owner of Specificity, Inc. Jason is responsible for leading the vision and growth of the company. Jason put together four portfolio digital marketing companies into the current digital marketing offering to reach hyper-focused audiences to boost sales for clients. Prior to forming Specificity Jason was the CEO of Actionable Insights, a digital marketing firm that was formed in October 2011.

Jason studied Marketing at the University of Missouri while on a full athletic scholarship before transferring to Southwest Missouri State University. After college, Jason immediately began a sales career in Springfield, Missouri whereby his passion for sales and marketing flourished, catapulting him into the world of sales and marketing. Jason earned countless sales awards throughout his career. In fact, he was the top performing salesperson for every company for whom he worked. Wood’s entrepreneurial background is just as impressive. Jason successfully owned and operated an automotive lift company, two sales/marketing consulting firms, a digital marketing firm and now leads Specificity Inc.

Kevin D. Frisbie – Director and Chief Revenue Officer

Kevin Frisbie is a director of Specificity, Inc. Kevin is currently the Founder and President of Frisbie & Associates, a comprehensive financial services firm with offices in Lewiston, Brewer, and Mexico, Maine, with other affiliate locations in Saco, Hallowell, Bath, and Portland. When Kevin originally launched his own financial services practice over five years ago, he worked with a strong focus in the area of strategic planning for social security and retirement. Since that time, he has expanded his office and team to address virtually every personal investment and insurance need an individual, business, or family may have throughout the entire course of their lives. Kevin’s financial services expertise will be helpful to the Board of Directors and the CEO as we navigate the financial securities markets as a publicly traded company.

William (“Bill”) Anderson – Director/COO

Bill Anderson is one of our original founders, a director and our COO. Bill’s experience extends from corporate management in the Fortune 100 arena to management consulting and business development. Bill is well traveled and has lived in nine different states ranging from the East Coast, West Coast, Southwest, Southeast Central and the Great Lakes. He has spent the most recent 15 years living and working in Ohio. Bill Worked in the food business supply chain for 25 years, the last 18 with Sara Lee. He then went on to work in management consulting for six years. After that, Bill spent five years self-employed until May 2017, before taking on the role as Chief Operating Officer of Actionable Insights, a digital marketing firm, in June of 2017. Bill joined Specificity in November 2020 as COO. Bill has a BS Degree in Business Administration and a Master’s Degree in Management. He earned a Masters in Management as a non-traditional student and has a deep interest in and understanding of organizational development and how people work. Bill retired as our COO in July 2024.

Richard Berry – COO

Richard Berry was appointed as COO on November 1, 2024. Richard brings with him over 30 years of executive experience driving innovation, building teams, and growing revenue for market disrupting technologies and products across various industries. Richard previously served as CEO of AquaHydrate Inc., where he led the company to achieve over $15 million in annual revenue through strategic branding, marketing, national distribution partnerships, and effective operations and sales initiatives. Under his leadership, AquaHydrate gained substantial market traction, ultimately resulting in the sale of the controlling interest in the company—valued at $50 million—to Ron Burkle’s Yucaipa Companies. As COO, Richard will be responsible for overseeing our operational strategies and supporting the execution of key initiatives across its core brands: Specificity, Put-Thru, and Intent Buyers. His expertise in business management, coupled with his experience in public offerings and capital markets, will support our expansion efforts and enhance investor confidence.

Committees

As of the date of this Annual Report on Form 10-K, our board of directors does not have any committees or subcommittees.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We do not currently have a code of ethics that applies to any member of the Board of Directors or our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2023 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jason Wood	Chairman, CEO and President	2023	$7,002	$-0-	$-0-	$-0-	$-0-	$-0-	$189,659(1)	$196,661
		2022	$11,521	$-0-	$-0-	$-0-	$-0-	$-0-	$301,917(1)	$313,438
William Anderson	Chief Operating Officer	2023	$88,605	$-0-	$-0-	$-0-	$-0-	$-0-	$684	$89,289
		2022	$79,632	$-0-	$450,000	$-0-	$-0-	$-0-	$762	$530,394
Kevin Frisbie	Chief Revenue Officer	2023	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
		2022	$1,560	$-0-	$210,000	$-0-	$-0-	$-0-	$20,066(2)	$231,626

(1)	In lieu of a cash base salary for the CEO, we cover his personal living expenses and other expenses incurred by other entities controlled by Mr. Wood. These amounts are not going to be repaid and thus were treated as compensation.
(2)	We covered one-half (50%) of our Chief Revenue Officer’s health insurance costs.

Executive Employment Agreements

Jason Wood. On January 1, 2021, we entered into an employment contract with our Chief Executive Officer for which the initial term of the agreement is one year and renews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. Our CEO does not take a salary; however, in lieu of a salary we cover his personal living, travel and related expenses.

Willam Anderson. On January 1, 2021, we entered into an employment contract with our Chief Operating Officer for which the initial term of the agreement is one year and renews automatically annually. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. Pursuant to this agreement, William shall receive a base salary of $100,000 and be eligible for stock awards. William retired as Chief Operating Officer on January 1, 2024.

Kevin Frisbie. On October 1, 2021, we entered into an employment contract with Kevin Frisbie (a Director of the Company) to assume the role of Chief Revenue Officer to test our ability to scale our sales team in 2022. The initial term of his employment agreement was for one year, with automatic annual renewals. Upon execution of the employment agreement, we issued an initial fee of 300,000 shares of our Series B Preferred Stock and agreed to pay a monthly fee of 10,000 shares of common stock per month. Kevin scaled back his involvement with our sales initiate at the end of 2022; but he remained accessible to us through the end of December 2023. Kevin was not paid a cash salary, stock compensation or any other compensation in 2023.

Richard Berry. On October 14, 2024, the Company entered into an employment contract with its Chief Operations Officer, Richard Berry, for which the initial term of the agreement is one year and renews automatically annually. Pursuant to this agreement, Richard shall receive a base salary of $120,000, stock award of 3,500 shares of common stock per month. Richard is eligible to receive a ten (10) percent commission on new revenue closed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 24, 2025, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Specificity, Inc., 8429 Lorraine Rd., Lakewood Ranch, 34202.

Shareholder(1)	Number of Shares of Common Stock Held	Number of Shares of Series A Preferred Stock(2)	Number of Shares of Series B Preferred Stock(3)(4)	Total Voting Rights(5)	Voting %
Jason Wood	6,510,000	1,000,000	-	46,510,000	93.0%
Kevin Frisbie	330,000	-	404,000	1,138,729	2.3%
Bill Anderson	320,000	-	-	320,000	0.6%
ClearThink Capital Management, LLC	600,000	-	-	600,000	1.2%
Totals	7,760,000	1,000,000	404,000	48,568,729	97.1%

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

(2)       Holders of Series A Preferred Stock have voting rights equal to exactly eighty percent (80%) of all voting rights available at the time of any vote, including Series A voting rights. As of February 24, 2025, Series A Preferred Stock, collectively and in their entirety, have voting rights equaling 40,000,000 votes, or exactly 80% of the total voting rights of all classes of shares.

(3)       Holders of Series B Preferred Stock do not have voting rights but do have the right to convert into the aggregate pro rata number of shares of Common stock equal to ten percent (10%) of the sum of the total issued and outstanding shares of common plus the shares of common to be issued to the holder of the Series B Preferred Stock.

(4)       Kevin Frisbie directly owns 404,000 shares of Series B Preferred Stock, and indirectly owns through his spouse, an additional 104,000 shares of Series B Preferred Stock.

(5)       Total voting rights is expressed as a percentage of total authorized shares of 50 million.

We are not aware of any arrangements that could result in a change of control.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

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

On January 13, 2021, the Company sold exactly 260,000 shares of Series B Preferred Stock to Kevin Frisbie for $250,000.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for professional services rendered by BF Borgers CPA PC (PCAOB ID: 5041) our former independent registered public accounting firm for the audit of the Company’s annual financial statements for the years presented below and review of our quarterly reports on Form 10-QT. Fees are reported below.

Year	Audit	Taxes	Filings	Other	Total
2023	$22,000	$-	$-	$-	$22,000
2022	$124,714	$-	$-	$-	$124,712

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed
3.1	Articles of incorporation filed November 25, 2020	Form S-1 Filed June 23, 2021
3.2	Bylaws dated November 25, 2020	Form S-1 Filed June 23, 2021
3.3	Designation of Series A Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021
3.4	Designation of Series B Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021
10.1	Pickpocket, Inc. Purchase Agreement	Form S-1 Filed June 23, 2021
10.2	Promissory Note issued to Jason Wood	Form S-1 Filed June 23, 2021
10.3	ClearThink Capital Management LLC Strata Purchase Agreement dated November 30, 2023	Form S-1 Filed February 5, 2024
23.1	Consent of CM3 Advisory	Herein
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Herein
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Herein
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herein
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herein
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: 02/28/2025	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: 02/28/2025	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on February 28, 2025 on behalf of the registrant and in the capacities indicated.

SPECIFICTY, INC.

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Specificity, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Specificity, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CM3 Advisory

San Diego, California

February 28, 2025

We have served as the Company’s auditor since 2024.

SPECIFICITY, INC.

Balance Sheets

(Expressed in U.S. Dollars)

	DECEMBER 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,149	$22,808
Accounts receivable, net of allowance for doubtful accounts	4,000	5,000
Prepaid and other current assets	3,375	2,370

Total current assets	56,524	30,178

NONCURRENT ASSETS
Property and equipment, net	5,745	10,739
Operating lease right of use asset	20,984	62,951
Intangibles, net	5,888	56,689

TOTAL ASSETS	$89,141	$160,557

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$118,934	$-
Accounts payable and accrued expenses	40,687	99,211
Accrued payroll and taxes	166,300	41,013
Deferred revenue	53,000	7,318
Accrued interest payable - related party	50,000	-
Convertible note, net of discount	241,387	-
Current portion of operating lease liability	22,085	42,547
Related party advances	284,500	194,500

Total current liabilities	976,893	384,589

NON-CURRENT LIABILITIES
Related party notes payable	1,000,000	1,000,000
Operating lease liability, net of current portion	-	22,085

Total non-current liabilities	1,000,000	1,022,085

TOTAL LIABILITIES	1,976,893	1,406,674

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 11,216,438 and 10,344,482, respectively	11,216	10,344
Additional paid-in capital	5,116,403	4,689,274
Accumulated deficit	(7,466,631)	(6,396,995)

Total stockholders’ deficit	(1,887,752)	(1,246,117)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$89,141	$160,557

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statements of Operations

(Expressed in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31,
	2023	2022

Revenues, net	$1,096,575	$1,182,746
Cost of services	548,278	765,888

Gross profit	548,297	416,858

Operating expenses:
Sales and marketing	450,500	1,094,092
Capital raise promotion expense	86,951	121,236
General and administrative expenses	687,394	1,136,481
Share-based compensation expense	50,000	1,744,885
Depreciation and amortization	47,762	47,314

Total operating expenses	1,322,607	4,144,008

Loss from operations	(774,310)	(3,727,150)
Other expense:
Interest Expense	(195,326)	(2,344)
Interest Expense - Related Party	(50,000)	(50,000)
Intangible Asset Impairment Charge	(50,000)	-

Total other expense	(295,326)	(52,344)

Loss before provision for income taxes	(1,069,636)	(3,779,494)
Provision for income taxes	-	-

Net loss	$(1,069,636)	$(3,779,494)

Basic and diluted loss per share	$(0.10)	$(0.41)

Basic and diluted weighted average shares outstanding	10,339,399	9,207,180

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statement of Changes in Stockholders’ Deficit

(Expressed in U.S. Dollars)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Accumulated
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Total

Balance, December 31, 2021	1,000,000	$1,000	260,000	$260	8,191,667	$8,192	$2,152,260	$(2,617,501)	$(455,789)
Common stock issued in connection with S1 offering	-	-	-	-	1,291,446	1,291	1,242,990	-	1,244,281
Series B preferred stock issuance for no consideration	-	-	300,000	450,000	-	-	-	-	450,000
Common stock issued in exchange for services rendered	-	-	-	-	421,369	421	634,464	-	634,885
Share-based compensation expense	-	-	-	-	440,000	440	659,560	-	660,000
Net loss	-	-	-	-	-	-	-	(3,779,494)	(3,779,494)
Balance, December 31, 2022	1,000,000	$1,000	560,000	$450,260	10,344,482	$10,344	$4,689,274	$(6,396,995)	$(1,246,117)
Common stock issued in connection with S1 offering	-	-	-	-	136,341	136	172,865	-	173,001
Common stock issued in connection with 506 offering	-	-	-	-	400,000	400	99,600	-	100,000

Common stock issued in connection with Convertible Note for no consideration	-	-	-	-	50,000	50	62,450	-	62,500
Common stock issued with Strata Agreement for no consideration	-	-	-	-	200,000	200	49,800	-	50,000
Common stock issued in exchange for services rendered	-	-	-	-	85,615	86	42,414	-	42,500
Net loss	-	-	-	-	-	-	-	(1,069,636)	(1,069,636)
Balance, December 31, 2023	1,000,000	$1,000	560,000	$450,260	11,216,438	$11,216	$5,116,403	$(7,466,631)	$(1,887,752)

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statements of Cash Flows

(Expressed in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,069,636)	$(3,779,494)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,994	4,546
Intangible asset impairment charge	50,000	-
Amortization of intangibles	42,768	42,768
Amortization of original issue discount	55,000	-
Share-based compensation expense	50,000	1,744,885
Changes in operating liabilities:
Accounts receivable	1,000	(5,000)
Prepaid expenses and other current assets	(1,005)	4,479
Accounts payable and accrued expenses	(33,524)	9,854
Accrued liabilities	125,286	(32,594)
Accrued interest payable	75,777	-
Deferred revenue	45,682	7,318
Accrued interest payable - related party	50,000	-
Net cash used in operating activities	(603,658)	(2,003,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(10,280)
Net cash used in investing activities	-	(10,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital funding loans	313,837	-
Repayments of working capital funding loans	(194,903)	-
Proceeds from convertible promissory note issuance	200,000	-
Repayment of convertible promissory note issuances	(26,890)	-
Principal payments under finance lease obligations	(42,547)	(40,286)
Advances from related party	90,000	194,500
Proceeds from sale of common stock (506)	290,502	1,244,281
Net cash provided by financing activities	629,998	1,398,495

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,341	(615,023)
CASH AND CASH EQUIVALENTS, beginning of period	22,808	637,831
CASH AND CASH EQUIVALENTS, end of period	$49,149	$22,808

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statements of Cash Flows

(Expressed in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31,
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$72,766	$52,344
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset and liability	$-	$104,665
300,000 shares of Series B preferred issued as compensation to an employee	$-	$450,000
440,000 shares of common stock issued as compensation to employees	$-	$660,000
421,369 shares of common stock issued in exchange for services	$-	$634,885
200,000 shares of common stock issued in connection with Strata Agreement	$50,000	$-
85,615 shares of common stock issued in exchange for services	$42,500	$-
50,000 shares of common stock issued with Convertible Note	$62,500	$-

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Business Overview

Specificity, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on November 25, 2020 (“Inception”). The Company’s principal headquarters is located at 8429 Lorraine Rd., Suite 377, Lakewood Ranch, FL 34202.

The Company is a full service digital marketing firm that delivers cutting-edge marketing solutions to identify and market in real-time to potential customers who are actively in the buying cycle. The Company’s digital marketing solutions focus on B2B and B2C consumer markets and give small and medium sized businesses a fair chance to capture online traffic. The Company’s underlying technology solution utilizes BiToS and Mobile Advertising Identifiers (MAIDs) to build audiences, effectively eliminating bot traffic and ad waste and produces real-time messaging opportunities to reach target audiences more efficiently than broad based market messaging platforms. The Company also implements intuitive ad sequencing, audience ID technology, AI integration, saturation modeling, conversion funneling, CRM integration, traffic resolution, and comprehensive analytics reporting.

The Company’s digital marketing capabilities were acquired through organic development in-house and through its efforts as a tech incubator and early adopter of innovative marketing tools. The Company principally generates revenue from its primary digital marketing solution “SPECIFICITY”; however, it has three other digital marketing solutions for which development is in varying stages of completion and/or waiting to be deployed to the marketplace. Refer to Note 3 – Revenue from Contracts with Customers for additional discussion about our digital marketing solution offerings.

NOTE 2 – GOING CONCERN

The Company is a development stage corporation. The Company has performed an annual assessment of its ability to continue as a going concern as required under ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU No. 2014-15”) and concluded that the ability of the Company to continue as a going concern is dependent upon the Company’s ability to increase revenues and raise additional funds to implement its full business plan.

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $89,141 in assets, and an accumulated deficit and working capital deficit of $7,466,631 and $920,369, respectively, as of December 31, 2023, and incurred a net loss and cash used in operations of $1,069,636 and $603,658, respectively, for the year ended December 31, 2023. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

The Company’s ability to raise additional equity capital has been delayed due to the SEC’s enforcement proceedings against its former audit firm BF Borgers CPA PC and its owner, Benjamin F. Borgers, where in the SEC charged them with deliberate and systematic failures to comply with PCOB standards in their audits and reviews of hundreds of public companies, which were incorporated in more than 1,500 SEC filings from January 2021 through June 2023. As a result, the Company was unable to complete and file its annual report and quarterly reports in a timely manner. In the interim, the Company raised capital through short term bridge loans and also entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor who committed to purchase up to $5,000,000 of the Company’s registered common stock (see Note 8 – Strata Purchase Agreement). The Company intends to leverage this Strata Agreement to raise equity necessary to execute its full business plan.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

In the long run, the ability of the Company to continue as a going concern is dependent on its ability to implement the business plan, raise capital, and generate sufficient revenues to generate positive net income and cash flow. There is no guarantee that the Company will ever be able to raise sufficient capital or generate a level of revenue to sustain its operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year end is December 31st.

Development Stage Company

The Company is a development stage company as defined in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts on establishing the business and generating sufficient revenue to support its ongoing operations. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company has elected to adopt application of Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Reportable Operating Segments

The Company operates its digital marketing business as a single segment business. We consider a combination of factors when evaluating the composition of potential reportable segments, including the results regularly provided to our Chief Executive Officer, who is our chief operating decision maker (CODM), economic characteristics of our digital marketing services offered, classes of clients (when applicable), geographic considerations (e.g. United States versus the rest of the world), and regulatory environment considerations (if applicable).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of share-based compensation, embedded derivatives within convertible note issuances, and allowance against deferred tax assets.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Reclassification of Prior Year Presentation

Certain prior year amounts in the statement of operations have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these financial statements. The Company had no cash equivalents as of December 31, 2023 and 2022. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. Interest bearing deposits in excess of FDIC insured limits are uninsured and unrecoverable in the event a financial institution the Company has a deposit relationship with becomes insolvent. The Company manages uninsured deposit risk by 1) investing in government backed securities and holding such investments to maturity and 2) investing in a series of certificates of deposit at amounts below the FDIC limit at other financial institutions. The Company had no cash balances in excess of FDIC limits as of December 31, 2023 or 2022.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded net of an allowance for doubtful accounts, if needed. The Company considers any changes to the financial condition of its financial institutions used and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company does not have significant accounts receivable due to their billing practices which require upfront payment for services on or before the first of each month. Accordingly, the Company does not expect to have write-offs or adjustments to accounts receivable which could have a material adverse effect on its financial position, results of operations or cash flows as the portion which is deemed uncollectible is already taken into account when the revenue is recognized.

Property and Equipment

The Company’s primary property and equipment consists of office equipment. Property and equipment is recorded at historical cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs that do not extend the life of property and equipment are charged to operating expense as incurred. Depreciation of property and equipment is computed under the straight line method of depreciation over the assets estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed, and any gain or loss is reflected in the statement of operations and cash proceeds, if any, are reflected in the statement of cash flows from investing activities.

Intangible Assets

The Company’s primary intangible assets consist of website development costs and internally developed software used to deliver digital marketing services. The Company expenses website and internally developed software costs incurred during the planning and content development phases of development. The Company expenses hosting costs incurred during all stages of development. The Company capitalizes all costs incurred during active development of the application and infrastructure and graphics, including acquired technology stacks. Software related intangible assets are amortized using the straight-line method over an estimated economic life of three (3) to five (5) years.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Right of Use Assets and Liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities in the balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease agreements do not typically provide an implicit rate, as such the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Impairment of Long-Lived Assets

Long lived assets (including intangible assets) are reviewed by the Company’s management when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used in measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. For the year ended December 31, 2023, the Company determined prior to launch of its investor center solution that the target market had materially changed as there were many other competing capital raising applications offering similar technology and with larger development funding commitments; and as such the Company decided to abandon the planned release of its solution. The Company recognized a non-cash impairment charge of $50,000 within other expense. During the year ended December 31, 2022, there were no asset impairments.

Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

▪	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets. Level 1 investments include U.S. government securities, common and preferred stock, and mutual funds. Level 1 assets and liabilities include those actively traded on exchanges. Level 1 inputs are used to determine the value of shares issued as an inducement in connection with the issuance of convertible debt structures.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

▪	Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Level 2 inputs are used to determine the fair value of preferred issued for no consideration if there is a prior market transaction.

▪	Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Level 3 inputs are used to determine the value of stock warrants, if applicable.

The estimated fair value of certain financial instruments, including accounts receivable, working capital funding loans, accounts payable and accrued expenses, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The Company’s principal transactions subject to fair value estimates are share based compensation (Level 1) and stock warrants (Level 2).

Convertible Debt

The Company may enter into negotiated short term convertible debt agreement to provide bridge capital in between equity raises. The Company evaluates the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs, and contingency has been resolved. Conversion features that appear in convertible notes issued by the Company are accounted for as set forth below:

•	Embedded Derivatives. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, then the Company will estimate the fair value of the convertible debt derivative using the Black Scholes method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt. During the year ended December 31, 2023, there were no embedded derivatives identified. During the year ended December 31, 2022, there was no convertible debt issued or outstanding.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

•	Beneficial Conversion Feature. If the conversion feature is not treated as a derivative, the Company assesses whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense which is included in the caption “interest expense” in the statements of operations. During the year ended December 31, 2023, there were no beneficial conversion features identified for the Company’s outstanding convertible debt. During the year ended December 31, 2022, there was no convertible debt issued or outstanding.

•	Warrants issued as consideration with Convertible Debt. The Company treats the issuance of shares of common stock in connection with the issuance of convertible debt as a debt discount, which is recorded as a contra-liability against the debt and amortizes the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is recorded as additional paid in capital if the stock consideration is not treated as a derivative. The Company determines the value of warrants issued in connection with convertible debt using a Black Scholes option pricing model which is a Level 2 fair value measurement. During the year ended December 31, 2023 and 2022, there were no warrants issued as an inducement for a convertible debt issuance.

•	Stock issued as consideration with Convertible Debt. The Company treats the issuance of shares of common stock in connection with the issuance of convertible debt as a debt discount, which is recorded as a contra-liability against the debt and amortizes the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is recorded as additional paid in capital if the stock consideration is not treated as a derivative. The Company determines the value of stock issued in connection with convertible debt based on quoted market prices for the Company’s common stock which is a Level 1 fair value measurement. During the year ended December 31, 2023, the Company issued 50,000 shares of common stock as additional consideration to its convertible noteholder (see Note 5).

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Warrants

The Company may issue warrants as additional consideration when issuing convertible note financing as a bridge loan in between equity raises. The Company issues detachable freestanding warrants to purchase common stock for cash. The Company does not issue warrants or other financial instruments indexed to the Company’s stock, change of control or any other factor not closely related to the warrant. The Company uses the Black-Scholes option pricing model (“Binomial Model”) to value warrants issued in connection with capital raise transactions. The estimated fair value of a warrant is determined using Level 2 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates as zero.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

The Company filed its federal corporate tax returns since inception.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Revenue from Contracts with Customers

The Company adopted ASC 606, Revenue from Contracts with Customers, upon its inception on November 25, 2020. The Company’s performance obligation associated with Specificity digital marketing solutions will generally consist of the promise to deliver digital marketing services. Digital marketing solutions are delivered as a service and as such the performance obligation is complete once marketing tools or solutions are made available to the customer, or as determined by the specific terms of the contract, if applicable. The Company charges its clients a fixed monthly retainer for its services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. If any customer pays for digital marketing services in advance, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. As of December 31, 2023 and 2022, the Company had deferred revenue of $53,000 and $7,318, respectively.

The Company’s standard sales terms generally do not generally allow for a right of return due to the nature of digital marketing services. After completion of the Company’s performance obligation, there is an unconditional right to consideration as outlined in the contract. Revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied.

The Company offers three digital marketing solutions within its single segment business.

1.	Tradigital Partners - White-Label Digital Marketing Solutions for Ad Agencies. Tradigital Partners is a specialized white-label digital marketing service designed exclusively for advertising agencies to partner their traditional campaigns with digital. This solution allows agencies to expand their service offerings by providing cutting-edge digital marketing solutions under their own brand, without the need for in-house expertise or infrastructure.

2.	Put-Thru - Enterprise-Grade Digital Marketing, Scaled for SMBs. Put-Thru is a digital marketing tech stack designed specifically for small and medium-sized businesses (SMBs). Unlike enterprise-level marketing platforms that require significant investment and expertise, Put-Thru delivers powerful digital advertising solutions at an affordable price point, helping SMBs compete with larger brands.

3.	Pick Pocket - DIY Digital Marketing Platform for Small Business Owners. Pick Pocket is a do-it-yourself (DIY) digital marketing platform built for small business owners who want to take control of their advertising efforts while cutting out the waste of audiences that don't make sense for their product or service. Designed for businesses with annual revenues between $500,000 and $5 million, Pick Pocket leverages behavior-based ID technology to help users build ideal customer profiles and directly target potential buyers through their mobile devices. The main goal of PickPocket is to directly target your competitors. Although fully developed, Pick Pocket has not yet generated revenue, presenting an opportunity for future monetization strategies, including subscriptions, performance-based pricing, or value-added services.

Adhoc marketing services are available on a fee for service basis and include email marketing, automated marketing, content marketing, social media content creation, digital production marketing, branding standards, logo creation, website creature, brochure creation, print marketing, targeted print campaigns, Google and Bind display ads, Google and Bing pay per click campaigns, Google local service ads, Test (SMS) campaigns, search engine optimization, blog creation, voice marketing, radio commercial creation, influencer marketing collaboration and proximity marketing.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Advertising, Marketing and Promotion Costs

The Company expenses advertising, marketing and promotion costs related to its digital marketing offerings in the period in which the expenditure is incurred. Digital marketing services will be promoted through recognized social media networks and other marketing channels, and at targeted events. During the years ended December 31, 2023 and 2022, the Company incurred website, general marketing, advertising, branding and promotion costs of $450,500 and $1,094,092, respectively.

Capital Raise Promotion Costs

The Company expenses capital raise costs in the period in which the expenditure is incurred. Promotion expenses include digital investor website and processing platform fees, investor relations and related advisory fees, marketing and promotion campaigns to promote the Company’s equity raise. During the years ended December 31, 2023 and 2022, the Company incurred capital raise promotion costs of $86,951 and $121,236, respectively.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Share-based compensation is recorded in the statement of operations. Issuances of share-based compensation to date did not include any service performance element and as such equity awards were expensed and reported as share based compensation in the statement of operations when granted to recipients.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share (EPS)”. EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all potential common shares if their effect is anti-dilutive (See Note 10).

Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for the Company in the first quarter of fiscal 2024 and early adoption is permitted. Management does not believe that ASU 2023-01 will have a material impact on the financial statements.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company does not currently have taxable income as it is a development stage company and as such adoption of this ASU is not expected to have a material impact on the financial statements. The Company will adopt ASU 2023-09 in its fourth quarter of 2026. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method.

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreement

On January 1, 2021, the Company entered into a 1-year employment agreement (“Agreement”) with Mr. Jason Wood, the Company’s Chief Executive Officer (“CEO”). The Agreement renews automatically on an annual basis. If the CEO is terminated without cause, then the remaining current contract year shall be paid upon termination. The Company currently pays the CEO’s personal expenses in lieu of a direct salary. Compensation paid to the CEO is set forth below:

	DECEMBER 31,
	2023	2022

Base salary paid	$7,002	$11,521
Automobile lease payments	34,425	36,269
Personal expenses paid on behalf of CEO	66,013	184,797
Interest Accrued or Paid on related party payable to CEO	50,000	50,000
Non-cash compensation	11,095	10,813
Health insurance	6,241	9,362
Apartment	71,885	60,676

Total	$246,661	$363,438

All compensation paid to the CEO was classified as officer compensation within general and administrative expense in the statement of operations.

Acquisition Agreement and Promissory Note to CEO

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s CEO to acquire an 80% equity interest in Pickpocket Inc. (“Pickpocket”) for a purchase price of $1 million and paid consideration in the form of a promissory note bearing simple interest at a rate of 5% per annum. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the purchase price as compensation to the officer. The transaction was accounted for on a carryover basis as the CEO was the controlling shareholder in both entities. As of December 31, 2023, the Company has accrued interest of $50,000 included within accrued interest – related party on the accompanying balance sheet.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Executive Officer Advances to the Company

The Company’s CEO and COO provided unsecured credit advances to the Company to fund operations in between financing rounds. These advances do not incur interest and are due on demand. As of December 31, 2023 and 2022, unpaid credit advances were $284,500 and $194,500, respectively.

NOTE 5 – DEBT AGREEMENTS

Working Capital Funding Loans

The Company finances short term working capital requirements in between capital raises by entering into secured borrowing agreements for which future receivables are pledged to repay these short-term obligations. Funding is generally nonrecourse one-time fixed amount financing arrangements and contain a performance and personal guarantee by the CEO and COO. Repayments are made generally on a weekly basis out of available daily deposits until the financing has been repaid in full. Future sales of revenues are not within the scope of ASC 860 (Transfers and Servicing of Financial Assets), as such these arrangements are accounted for under ASC 470 (Debt) as short term secured credit facilities. Accordingly, these secured borrowings are reported as short term financing on the balance sheet. Upon receipt of financing proceeds the Company recognizes a liability equal to the net proceeds received. Interest expense is recognized when payments are made under this arrangement. Interest is computed using the percentage purchased factor times the payment made under the agreement. Working capital funding loans consisted of the following:

	DECEMBER 31,
	2023	2022

NewCo Capital Group Future Revenue Purchase Agreement dated March 3, 2023 (1)	$64,130	$-
Parkside Funding Group LLC Revenue Purchase Agreement dated August 3, 2023 (2)	54,804	-
Total working capital funding loans	$118,934	$-

(1)	On March 2, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $120,000 (net of underwriting and original fees of $7,200) for which $169,200 will be repaid in 36 weekly installments of $4,700, with a minimum payment of 10% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 29.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay additional fees of 30% of the unpaid balance to cover legal fees required by the third party to pursue collection in the event of default. As of December 31, 2023, the required payments were not made, and the Company was in default. As of December 31, 2023, the Company had a remaining obligation of $64,130, which is reported as a current liability on the balance sheet under the working capital funding loans.

(2)	On August 3, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $57,000 (net of $3,000 in underwriting fees) for which $84,000 will be repaid in weekly installments of $3,231 with a minimum payment of 22% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 32.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 and additional fees of 33% of the unpaid balance to cover legal fees required to pursue collection in the event of default. As of December 31, 2023, the required payments were not made, and the Company was in default. On August 23, 2023, the Company entered into a Settlement Agreement and General Release with the lender to settle unpaid advances. The total settlement agreed to was $86,096, which is being paid out of weekly customer deposits. As of December 31, 2023, the Company had a remaining obligation of $54,804, which is reported as a current liability on the balance sheet under the caption working capital funding loans.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Convertible Note Agreement

On April 25, 2023, the Company entered into Securities Purchase Agreement (“SPA Agreement”) with a third party to obtain bridge financing. Pursuant to the SPA Agreement, the Company entered into an unsecured 9-month (“Note Term”) convertible promissory note (“Convertible Note”) with a principal amount of $220,000 and additional consideration of 50,000 restricted shares of common stock and a detachable warrant to purchase up to 200,000 shares of common stock at an exercise price of $5.00 per warrant. Convertible Note consisted of the following:

	DECEMBER 31,
	2023	2022

Convertible Note, dated April 25, 2023, fixed installments of $26,889, matured in June 2024 and currently in default. (1)	$193,110	$-
Deduct: Unamortized Original Issue Discount (2)(3)(4)	(27,500)	-
Convertible Note, net of discount	$165,610	$-
Add: Convertible Note interest payable (4)	75,777	-
Total Convertible Note	$241,387	$-

Total Convertible Note due at maturity	$268,887	$-

(1)	The Convertible Note requires a fixed monthly repayment of approximately $26,889 starting July 24, 2023, and ending on March 24, 2024. Unpaid principal and interest may be converted by the noteholder into shares of the Company’s common stock at a conversion price of $1.50 per share at any time while the Convertible Note remains outstanding.

(2)	The Convertible Note included a $20,000 original issue discount which is being amortized over the life of the Convertible Note. As of December 31, 2023, the unamortized original issue discount was $6,667.

(3)	The Convertible Note included an additional original issue discount of $62,500, which reflects the fair value of 50,000 shares of restricted stock that was awarded as an additional inducement to the noteholder. As of December 31, 2023, the unamortized original issue discount was $20,833.

(4)	The Convertible Note included 200,000 warrants to purchase common stock at a strike price of $5.00 per warrant (after giving effect to any adjustments for stock splits or dividends or subsequent offering rights) by paying cash or cashless exercise. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $1.25, exercise price of $5.00, risk free rate of 3.7%, volatility of 10% to 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date).

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

(5)	The Convertible Note assessed an additional 10% interest on the face value of the Convertible Note upon issuance which increased the amount due from $220,000 to $242,000. In the event of a default, the noteholder may increase the unpaid balance by 125% as a penalty for such default. Any additional increase in the unpaid balance as a result of an event of default shall be recognized immediately as additional interest expense. During the year ended December 31, 2023, the Company made only one scheduled payment to the noteholder. Pursuant to Section 2(a)(i) of the Convertible Note Agreement, failure to pay the noteholder amounts when due constitutes an event of default and recognition of a penalty equal to 125% of the unpaid principal and interest due to the note holder. As of December 31, 2023, unpaid accrued interest payable included $22,000 of interest since issuance of the Convertible Note and penalty interest of $53,778. The note holder has not made any demand for payment.

NOTE 6 – CAPITAL LEASES

On May 1, 2021, the Company entered into a 4 year office non-cancellable lease agreement commencing on June 16, 2021, and expires on June 30, 2024, which requires monthly lease payments of $3,713 plus a portion of operating expenses. This lease required an upfront security deposit of $3,700. The lease requires a total of $131,568 in rent payments of the life of the lease. This lease contains a fixed 3% rent escalation which is adjusted annually on July 1st. On January 1, 2022, the Company recorded a right of use asset and liability of $104,665. The Company used an effective borrowing rate of 3%, which is the annual increase pursuant to the lease agreement.

The net amount of assets related to operating lease right of use asset was as follows:

	DECEMBER 31,
	2023	2022
Operating lease:
Right of use asset	$104,918	$104,918
Less: accumulated amortization	(83,934)	(41,967)

Right of use asset, net	$20,984	$62,951

The net amount of liabilities related to operating lease right of use asset was as follows:

	DECEMBER 31,	DECEMBER 31,
	2023	2022

Operating lease liability	$22,085	$64,632
Less: Current portion	(22,085)	(42,547)

Lease liability, net of current portion	$-	$22,085

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

The components of operating lease right of use asset was as follows:

	YEARS ENDED
	DECEMBER 31,
	2023	2022

Operating lease cost:
Amortization of right of use assets	$41,964	$41,964
Interest on operating lease liability	1,362	2,344

Total operating lease costs	$43,326	$44,308

As of December 31, 2023, the weighted average remaining lease term is 6 months, with remaining payments of $22,279 less imputed interest of $194. As of December 31, 2022, the weighted average remaining lease term was 1.5 years, with remaining payments of $66,188 less imputed interest of $1,556.

Operating lease right of use asset cash flow information was as follows:

	YEARS ENDED
	DECEMBER 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,909	$42,630

Right of use assets obtained in exchange for lease obligations:
Operating leases	$-	$104,918

NOTE 7 – INCOME TAXES

The Company’s deferred tax assets predominantly consist of temporary differences arising from net operating loss carryforwards, accrued compensation and shared based compensation. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant piece of objective negative evidence considered in management’s evaluation of the realizability of its deferred tax assets was the limited financial history and forecasted losses during the first full year of operations of the Company. On the basis of this evaluation, management recorded a valuation allowance against all deferred tax assets as the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

The Company’s net deferred tax assets consisted of the following:

	DECEMBER 31,
	2023	2022

Deferred tax assets:
Net operating loss carryforward	$1,598,368	$1,297,288
Share-based compensation	579,388	565,888
Charitable contributions	1,079	1,079
Total deferred tax assets	$2,178,835	$1,864,255
Less: valuation allowance	(2,132,583)	(1,851,831)
Total deferred tax assets, net	$46,252	$12,424

Deferred tax liabilities:
Depreciation	$1,351	$1,351
Accrued compensation	44,901	11,073
Total deferred tax liabilities	$46,252	$12,424

Net deferred tax asset or liability	$-	$-

	DECEMBER 31,
	2023	2022
Deferred tax asset valuation allowance:
Beginning balance	$(1,851,831)	$(670,986)
Increase	(280,752)	(1,180,845)
Ending balance	$(2,132,583)	$(1,851,831)

As of December 31, 2023 and 2022, the Company provided a 100% valuation allowance against the net deferred tax assets.

Provision for income tax (benefit) effective rates, which differs from the federal and state statutory rates were as follows for the years ended:

	DECEMBER 31,
	2023	2022

Tax at U.S. federal statutory rate	21.00%	21.00%
State, net of federal benefit	5.89%	5.99%
Non-Deductible Expenses	-0.40%	-0.04%
Change in valuation allowance	-26.49%	-26.95%
	0.00%	0.00%

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”). As of December 31, 2023, the Company is currently not under examination by the IRS. The Company did not have any unrecognized tax benefits at either December 31, 2023 or 2022. If applicable in the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

The Company files state income tax returns in Nevada and Florida. As of December 31, 2023, the Company is currently not under examination by either state tax authority.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 8 – CAPITAL STRUCTURE

During the year ended December 31, 2023 and 2022, there were no equity transactions that could result in a change in control of the Company which would trigger any conversion provision contained within the Company’s Convertible Note, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments:

Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock. On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration.

Series B Preferred Stock

The Company was authorized to issue 260,000 shares $0.001 par value Series B preferred stock (“Series B”). In September 2022, the Company increased the Series B preferred stock authorized shares to 560,000. The holder of Series B preferred stock do not have any voting rights. In the event of liquidation or dissolution of the Company, the holders of Series B preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series B preferred stock have a right to convert each share of Series B on a prorate basis of exactly ten (10) percent of the issued and outstanding common stock of the Company. The ultimate redemption value of Series B Preferred stock is tied to the value of the Company’s common stock.

In 2020, the Company issued 260,000 shares of Series B preferred stock for no additional consideration at a fair value of $260. In 2022, the Company issued 300,000 shares of Series B preferred stock as compensation to the Chief Revenue Officer (“CRO”) of the Company. The Company estimated the fair value of Series B at $1.50 per share (average transaction price for common stock sold during the same period), which resulted in a total fair value of $450,000. As of December 31, 2023 and 2022, the Company’s CRO beneficially held 404,000 Series B shares, 104,000 Series B shares indirectly through his spouse and 52,000 Series B shares through his son.

Common Stock

As of December 31, 2023, the Company had 50 million authorized shares of common stock with a par value of $0.001, of which 11,216,438 were issued and outstanding. Included in reported common stock as of December 31, 2023, were 135,615 shares of common stock issued and outstanding that were legally due to the shareholder but not issued by the transfer agent after December 31, 2023. Common stockholders are entitled to one vote per share on all matters submitted to a vote of stockholders. As of December 31, 2023 and 2022, Company insiders held in aggregate 7.46 million shares of common stock, respectively. The Company’s CEO controls approximately 92% of the voting power of the Company’s common stock.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Strata Purchase Agreement

On November 29, 2023, the Company entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor (“ClearThink”). Under the terms of the Strata Agreement, ClearThink committed to purchase up to $5,000,000 of the Company’s registered common stock with a purchase price equal to 80% of the average of the two lowest daily stock prices during a ten (10) day trading period. The Strata Agreement requires a minimum purchase of $25,000 with a maximum purchase at the lesser or $1,000,000 or 500% of the daily average shares traded for the prior 10-day period. At no time shall the total number of shares purchased under this Strata Agreement exceed 9.99% of the Company’s outstanding common stock. ClearThink made an initial purchase of 400,000 shares of restricted stock in exchange for $100,000. Additionally, the Company issued an additional 200,000 shares of common stock to ClearThink as additional consideration which had a fair value of $50,000.

NOTE 9 – SHARE-BASED COMPENSATION AND WARRANTS

Share-Based Compensation

During the year ended December 31, 2023, the Company issued a total of 250,000 shares as additional consideration in connection with a debt (see Note 5 – convertible note) and equity agreement (see Note 8 – Strata Agreement) with a total fair value of $112,500. There were no service conditions or other requirements necessary prior to issuance of these shares.

During the year ended December 31, 2022, the Company issued a total of 440,000 shares as compensation to employees, 300,000 Series B preferred shares to the Company’s CRO and 421,369 shares as compensation to advisors in lieu of cash for services. There were no service conditions or other requirements necessary prior to issuance of these shares. The total fair value of share based compensation was $1,744,885.

The Company did not adopt stock option incentive plan or issue any stock options or other service based awards to any employee, advisor or consultant during the years ended December 31, 2023 or 2022.

Warrants to Purchase Common Stock

On October 1, 2021, the Company issued 200,000 detachable warrants at an exercise price of $3.00 per warrant in connection with a private equity offering. While the Company contemporaneously issued warrants in connection with this capital raise transaction, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $0.25, exercise price of $3.00, risk free rate of 4.57%, volatility of 10% to 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date).

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with its Convertible Note (see Note 5). While the Company contemporaneously issued warrants in connection with a Convertible Note issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of the Convertible Note does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in the Note instrument. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

The table below summarizes the status of warrants outstanding and exercisable as follows:

	2023		2022
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Warrants outstanding, January 1,	200,000	$3.00	200,000	$3.00
Issued	200,000	5.00	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Warrants outstanding, December 31,	400,000	$4.00	200,000	$3.00

Warrants exercisable, December 31,	400,000	$4.00	200,000	$3.00

NOTE 10 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the years ended December 31, 2023 and 2022, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	DECEMBER 31,
	2023	2022

Convertible Note (see Note 5)	179,258	-
Series A Preferred (see Note 8)	5,000,000	5,000,000
Series B preferred stock (see Note 8)	1,121,644	1,034,448
Detachable common stock warrants (see Note 9)	400,000	200,000
Total anti-dilutive securities excluded from diluted weighted average common shares	6,700,902	6,234,448

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is not party to any pending or threatened litigation.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the year ended December 31, 2023, to the date these financial statements were issued, and determined that the following were material subsequent events to disclose in these financial statements.

•	On January 29, 2024, the Company modified the common stock conversation exercise from $5.00 to $0.50 which may give rise to a beneficial conversion feature associated with the Convertible Note. On February 3, 2024, the noteholder converted outstanding principal value of $50,000 and received 100,000 shares of common stock.

•	On February 2, 2024, the Company signed a premier agency agreement with Delivr, a disruptive digital marketing platform founded by Gregory Kotovos. As the premier Delivr agency partner, Specificity will pair its industry knowledge and advanced audience targeting capabilities with Delivr's proprietary platform to solidify a competitive advantage in the industry and offer a comprehensive 360° view of current and potential buyers at scale to redefine data attribution industry wide.

•	On May 3, 2024, the Company become aware of an enforcement proceeding settlement between the U.S. Securities and Exchange Commission (“SEC”) and its auditing firm BF Borgers. The SEC’s enforcement proceedings against audit firm BF Borgers CPA PC and its owner, Benjamin F. Borgers, charged them with deliberate and systematic failures to comply with PCOB standards in their audits and reviews of hundreds of public companies, which were incorporated in more than 1,500 SEC filings from January 2021 through June 2023. It is important to note that BF Borgers’ audit reports on our financial statements for 2022 and 2023 did not contain adverse opinions, and there were no disagreements regarding accounting matters. On July 16, 2024, the Company was forced to move its listing to OTC Alternative Markets in order to maintain its current trading and market maker activity while it searched for a new audit firm and accounting consultant to assist preparation for the 2023 audit and potential reaudit of 2022 as the former auditor BF Borgers audit opinion could no longer be relied upon. The Company’s quarterly and annual filings for 2023 were significantly delayed as a result of this matter. On May 15, 2024, the Company retained CM3 Advisory as its independent registered public accounting firm and engaged them to audit its 2021 opening balances, full year 2022 and 2023.

•	On June 18, 2024, the Company entered into a letter of intent to acquire a technology stack (“Tech Stack”) from Flagd Mobile Corp/HomeQ (“Seller”), an existing supplier that services companies marketing in the home services space. On November 8, 2024 (“Purchase Date”), the Company executed an asset purchase agreement to acquire the Tech Stack from Seller in exchange for 1,800,000 shares of common stock. The price of the Company’s common stock was $0.86 per share on the Tech Stack Purchase Date. The Tech Stack purchased the Tech Stack to add additional capabilities in order to provide clients with hyper-precise, real-time data targeting, elevating its already revolutionary capabilities in the digital advertising space.

•	On November 1, 2024, the Company appointed Richard L. Berry, III, as Chief Operating Officer. As COO, Berry will be responsible for overseeing Specificity’s operational strategies and supporting the execution of key initiatives across its core brands: Specificity, Put-Thru, and Intent Buyers. His expertise in business management, coupled with his experience in public offerings and capital markets, will support Specificity's expansion efforts and enhance investor confidence.