Form 10-Q
period 2024-06-30
SPECIFICITY, INC.
filed 2025-04-23
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,612,841 shares of common stock as of April 22, 2025.

SPECIFICITY, INC

(UNAUDITED)

SPECIFICTY, INC.

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

SPECIFICITY, INC

BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)

	JUNE 30, 2024	DECEMBER 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,197	$49,149
Accounts receivable, net of allowance for doubtful accounts	-	4,000
Prepaid and other current assets	4,205	3,375

Total current assets	11,402	56,524

NONCURRENT ASSETS
Property and equipment, net	3,248	5,745
Operating lease right of use asset	-	20,984
Intangibles, net	5,139	5,888

TOTAL ASSETS	$19,789	$89,141

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$116,896	$118,934
Accounts payable and accrued expenses	97,947	40,687
Accrued payroll and taxes	111,885	166,300
Deferred revenue	-	53,000
Accrued interest payable - related party	75,000	50,000
Convertible note payable, net of discount	209,671	241,387
Current portion of operating lease liability	-	22,085
Related party advances	286,169	284,500

Total current liabilities	897,568	976,893

NON-CURRENT LIABILITIES
Related party notes payable (Pickpocket)	1,000,000	1,000,000

Total non-current liabilities	1,000,000	1,000,000

TOTAL LIABILITIES	1,897,568	1,976,893

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000 as of June 30, 2024 and December 31, 2023, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000 as of June 30, 2024 and December 31,2023, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 11,389,442 as of June 30, 2024 and 11,216,438 as of December 31, 2023, respectively	11,389	11,216
Additional paid-in capital	5,211,231	5,116,403
Accumulated deficit	(7,551,659)	(7,466,631)

Total stockholders’ deficit	(1,877,779)	(1,887,752)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,789	$89,141

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenues, net	$234,690	$287,983	$633,551	$494,344
Cost of services	128,136	200,522	242,795	326,350

Gross profit	106,554	87,461	390,756	167,994

Operating expenses:
Sales and marketing	26,566	113,970	53,143	218,609
Capital raise promotion expense	5,146	32,071	18,475	67,341
General and administrative expenses	109,268	211,297	312,863	361,722
Depreciation and amortization	1,622	11,990	6,742	23,980

Total operating expenses	142,602	369,328	391,223	671,652

Loss from operations	(36,048)	(281,867)	(467)	(503,658)
Other expense:
Interest expense	-	(36,131)	(18,910)	(42,190)
Interest expense - related party	(12,500)	(12,500)	(25,000)	(25,000)
Loss on extinguishment of debt	-	-	(11,409)	-
Intangible asset impairment charge	-	-	(29,242)	-

Total other expense	(12,500)	(48,631)	(84,561)	(67,190)

Loss before provision for income taxes	(48,548)	(330,498)	(85,028)	(570,848)
Provision for income taxes	-	-	-	-

Net loss	$(48,548)	$(330,498)	$(85,028)	$(570,848)

Basic and diluted loss per share	$(0.00)	$(0.03)	$(0.01)	$(0.05)

Basic and diluted weighted average shares outstanding	11,377,993	10,432,299	11,336,267	10,395,855

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN U.S. DOLLARS)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Accumulated
(Three Months Ended June 30, 2023)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Total
	(Unaudited)

Balances, March 31, 2023	1,000,000	$1,000	560,000	$450,260	10,377,319	$10,377	$4,738,494	$(6,637,345)	$(1,437,214)
Common stock issued in connection with Convertible Note for no consideration					50,000	50	62,450		62,500
Common stock issued in exchange for services rendered					10,000	10	9,990	-	10,000
Net loss	-	-	-	-	-	-	-	(330,498)	(330,498)
Balances, June 30, 2023	1,000,000	$1,000	560,000	$450,260	10,437,319	$10,437	$4,810,934	$(6,967,843)	$(1,695,212)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Accumulated
(Six Months Ended June 30, 2023)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Total
	(Unaudited)

Balances, December 31, 2022	1,000,000	$1,000	560,000	$450,260	10,344,482	$10,344	$4,689,274	$(6,396,995)	$(1,246,117)
Common stock issued in connection with S1 offering	-	-	-	-	32,837	33	49,220	-	49,253
Common stock issued in connection with Convertible Note for no consideration	-	-	-	-	50,000	50	62,450	-	62,500
Common stock issued in exchange for services rendered	-	-	-	-	10,000	10	9,990	-	10,000
Net loss	-	-	-	-	-	-	-	(570,848)	(570,848)
Balances, June 30, 2023	1,000,000	$1,000	560,000	$450,260	10,437,319	$10,437	$4,810,934	$(6,967,843)	$(1,695,212)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Accumulated
(Three Months Ended June 30, 2024)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Total
	(Unaudited)

Balances, March 31, 2024	1,000,000	$1,000	560,000	$450,260	11,339,009	$11,339	$5,188,781	$(7,503,111)	$(1,851,731)
Common stock issued in exchange for services rendered	-	-	-	-	50,433	50	22,450	-	22,500
Net loss	-	-	-	-	-	-	-	(48,548)	(48,548)
Balances, June 30, 2024	1,000,000	$1,000	560,000	$450,260	11,389,442	$11,389	$5,211,231	$(7,551,659)	$(1,877,779)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Accumulated
(Six Months Ended June 30, 2024)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Total
	(Unaudited)

Balances, December 31, 2023	1,000,000	$1,000	560,000	$450,260	11,216,438	$11,216	$5,116,403	$(7,466,631)	$(1,887,752)
Common stock issued in partial convertible note conversion	-	-	-	-	100,000	100	49,900	-	50,000
Common stock issued in exchange for services rendered	-	-	-	-	73,004	73	44,928	-	45,001
Net loss	-	-	-	-	-	-	-	(85,028)	(85,028)
Balances, June 30, 2024	1,000,000	$1,000	560,000	$450,260	11,389,442	$11,389	$5,211,231	$(7,551,659)	$(1,877,779)

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(EXPRESSED IN U.S. DOLLARS)

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,028)	$(570,848)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	2,496	2,597
Amortization of intangibles	4,246	21,383
Amortization of original issue discount	-	13,750
Loss on extinguishment of debt	11,409	-
Loss on termination of operating lease	29,242	-

Changes in operating liabilities:
Accounts receivable	4,000	5,000
Prepaid expenses and other current assets	(831)	(7,849)
Accounts payable and accrued expenses	80,748	(75,943)
Accrued liabilities	(54,415)	117,198
Accrued interest payable	6,530	22,000
Deferred revenue	(53,000)	(7,318)
Accrued interest payable - related party	25,000	25,000
Net cash used in operating activities	(29,603)	(455,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital loans	38,125	199,250
Repayments of working capital loans	(52,143)	(81,780)
Proceeds from convertible promissory note issuance	-	200,000
Principal repayments under operating lease obligations	-	(20,790)
Advances from related party	1,669	95,000
Proceeds from sale of common stock	-	49,253
Net cash (used in) provided by financing activities	(12,349)	440,933

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,952)	(14,097)
CASH AND CASH EQUIVALENTS, beginning of period	49,149	22,808
CASH AND CASH EQUIVALENTS, end of period	$7,197	$8,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services rendered	$45,000	$10,000
Common stock issued in partial convertible note conversion	$50,000	$-
Common stock issued in connection with Convertible
Note for no consideration	$-	$62,500

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

The Company’s digital marketing capabilities were acquired through organic development in-house and through its efforts as a tech incubator and early adopter of innovative marketing tools. The Company principally generates revenue from its primary digital marketing solution ; however, it has three other digital marketing solutions for which development is in varying stages of completion and/or waiting to be deployed to the marketplace. Refer to Note 3 – Revenue from Contracts with Customers for additional discussion about our digital marketing solution offerings.

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

The Company’s unaudited financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $19,789 in assets, and an accumulated deficit and working capital deficit of $7,551,659 and $886,166, respectively, as of June 30, 2024, and for the six month period ended June 30, 2024 incurred a cumulative net loss and cash used in operations of $85,028 and $29,603, respectively. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (”SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited interim financial statements have been included. Such adjustments consist of normal recurring adjustments. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023. The results of operations for the three and six month periods ended June 30, 2024 are not indicative of the results that may be expected for the full year.

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

Revenue from Contracts with Customers

The Company’s performance obligation associated with digital marketing solutions generally consist of the promise to deliver digital marketing services. Digital marketing solutions are delivered as a service and as such the performance obligation is complete once marketing tools or solutions are made available to the customer, or as determined by the specific terms of the contract, if applicable. The Company charges its clients a fixed monthly retainer for its services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. If any customer pays for digital marketing services in advance, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. As of June 30, 2024, the Company had no deferred revenue recorded. At December 31, 2023, the Company had deferred revenue of $53,000.

The Company’s standard sales terms generally do not generally allow for a right of return due to the nature of digital marketing services. After completion of the Company’s performance obligation, there is an unconditional right to consideration as outlined in the contract. Revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied.

The Company offers three digital marketing solutions within its single segment business.

1.	Tradigital Partners - White-Label Digital Marketing Solutions for Ad Agencies. Tradigital Partners is a specialized white-label digital marketing service designed exclusively for advertising agencies to partner their traditional campaigns with digital. This solution allows agencies to expand their service offerings by providing cutting-edge digital marketing solutions under their own brand, without the need for in-house expertise or infrastructure.

2.	Put-Thru - Enterprise-Grade Digital Marketing, Scaled for SMBs. Put-Thru is a digital marketing tech stack designed specifically for small and medium-sized businesses (SMBs). Unlike enterprise-level marketing platforms that require significant investment and expertise, Put-Thru delivers powerful digital advertising solutions at an affordable price point, helping SMBs compete with larger brands.

3.	Pickpocket - DIY Digital Marketing Platform for Small Business Owners. Pickpocket is a do-it-yourself (DIY) digital marketing platform built for small business owners who want to take control of their advertising efforts while cutting out the waste of audiences that don't make sense for their product or service. Designed for businesses with annual revenues between$500,000 and $5 million, Pickpocket leverages behavior-based ID technology to help users build ideal customer profiles and directly target potential buyers through their mobile devices. The main goal of Pickpocket is to directly target your competitors. Although fully developed, Pickpocket has not yet generated revenue, presenting an opportunity for future monetization strategies, including subscriptions, performance-based pricing, or value-added services.

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

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreements

On January 1, 2021, the Company entered into a 1-year employment agreement (“Agreement”) with Mr. Jason Wood, the Company’s Chief Executive Officer (“CEO”). The Agreement renews automatically on an annual basis. If the CEO is terminated without cause, then the remaining current contract year shall be paid upon termination. The Company currently pays the CEO’s personal living expenses in lieu of a direct salary. During the three month periods ended June 30, 2024 and 2023, the Company paid compensation totaling approximately $24,137 and $29,237, respectively. During the six month periods ended June 30, 2024 and 2023, the Company paid compensation totaling approximately $76,147 and $64,275, respectively.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

Related Party Notes Payable (Pickpocket)

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s CEO to acquire an 80% equity interest in Pickpocket Inc. (“Pickpocket”) for a purchase price of $1 million and paid consideration in the form of a promissory note bearing simple interest at a rate of 5% per annum. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the purchase price as compensation to the officer. The transaction was accounted for on a carryover basis as the CEO was the controlling shareholder in both entities. As of June 30, 2024 and December 31, 2023, the Company has accrued interest of $75,000 and $50,000, respectively, included within accrued interest – related party on the accompanying balance sheet. During the three and six month periods ended June 30, 2024 and 2023, there were no changes in terms or conditions under the Picketpocket share purchase agreement. As of June 30, 2024 and December 31, 2023, related party notes payable was $1,000,000, respectively.

Executive Officer Advances to the Company (Related Party Advances)

The Company’s CEO provided unsecured credit advances to the Company to fund payroll and digital marketing platform operations in between financing rounds. These advances do not incur interest and are due on demand. As of June 30, 2024 and December 31, 2023, unpaid credit advances were $286,169 and $284,500, respectively. During the three month periods ended June 30, 2024 and 2023 there were additional credit advances of $1,669 and $0, respectively. During the six month periods ended June 30, 2024 and 2023, there were credit advances of $1,669 and $95,000, respectively.

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

	JUNE 30, 2024	DECEMBER 31, 2023
	(Unaudited)
NewCo Capital Group Future Revenue Purchase Agreement dated March 3, 2023 (1)	$40,630	$64,130
Parkside Funding Group LLC Revenue Purchase Agreement dated August 3, 2023 (2)	49,284	54,804
Funding Futures Revenue Purchase Agreement dated February 27, 2024 (3)	26,982	-
Total working capital funding loans	$116,896	$118,934

(1)	On March 2, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $120,000 (net of underwriting and original fees of $7,200) for which $169,200 will be repaid in 36 weekly installments of $4,700, with a minimum payment of 10% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 29.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay additional fees of 30% of the unpaid balance to cover legal fees required by the third party to pursue collection in the event of default. During the three and six month period ended June 30, 2024, the Company resumed making weekly payments.

(2)	On August 3, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $57,000 (net of $3,000 in underwriting fees) for which $84,000 will be repaid in weekly installments of $3,231 with a minimum payment of 22% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 32.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 and additional fees of 33% of the unpaid balance to cover legal fees required to pursue collection in the event of default. As of December 31, 2023, the required payments were not made, and the Company was in default. On August 23, 2023, the Company entered into a Settlement Agreement and General Release with the lender to settle unpaid advances. During the three and six month period ended June 30, 2024, the Company resumed making weekly payments.

(3)	On March 7, 2024, the Company entered into a future revenue purchase agreement and received proceeds of $18,000 (net of $2,000 in underwriting fees) for which $29,980 will be repaid in daily installments of $428, with a minimum payment of 9% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO. The percentage purchased factor representing interest expense under this arrangement was approximately 40.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 or up to 25% of the unpaid balance to cover legal fees required to pursue collection in the event of default.

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

Convertible Note was classified as current and was comprised as follows:

	JUNE 30, 2024	DECEMBER 31, 2023
	(Unaudited)
Convertible Note, dated April 25, 2023, fixed installments of $26,889, matured in June 2024 and currently in default (1)	$133,894	$193,110
Deduct: Unamortized Original Issue Discount (2)(3)(4)	-	(27,500)
Convertible Note principal balance payable	$133,894	$165,610
Add: Convertible Note interest payable (5)	75,778	75,778
Total Convertible Note payable	$209,672	$241,388

Total Convertible Note payable at maturity	$218,888	$268,888

(1)	The Convertible Note requires a fixed monthly repayment of approximately $26,889 starting July 24, 2023, and ending on March 24, 2024. Unpaid principal and interest may be converted by the noteholder into shares of the Company’s common stock at a conversion price of $1.50 per share at any time while the Convertible Note remains outstanding. On January 29, 2024, the Company decreased the conversion price from $1.50 to $0.50. The Company and the note holder agreed to decrease the conversion ratio to compensate for the debt default position. The conversion ratio modification did not substantively change the cash flows associated with the original Convertible Note; however, the modification resulted in a substantive change in the conversion feature. This modification of the conversion feature was accounted for as a debt extinguishment and a loss on extinguishment of $11,408 was recognized during the six month period ended June 30, 2024. There were other modifications made to the Convertible Note. On February 3, 2024, the note holder converted $50,000 in outstanding principal into 100,000 shares of common stock.

(2)	The Convertible Note included a $20,000 original issue discount which is being amortized over the life of the Convertible Note. As of December 31, 2023, the unamortized original issue discount was $6,667. The conversion feature modification made during the six month period ended June 30, 2024, resulted in a debt extinguishment which resulted in the write-off of the remaining original issue discount associated with the original Convertible Note.

(3)	The Convertible Note included an additional original issue discount of $62,500, which reflects the fair value of 50,000 shares of restricted stock that was awarded as an additional inducement to the noteholder. As of December 31, 2023, the unamortized original issue discount was $20,833. The conversion feature modification made during the six month period ended June 30, 2024, resulted in a debt extinguishment which resulted in the write-off of the remaining additional original issue discount recorded in relation to shares issued in connection with the original Convertible Note issuance.

(4)	The Convertible Note included 200,000 warrants to purchase common stock at a strike price of $5.00 per warrant (after giving effect to any adjustments for stock splits or dividends or subsequent offering rights) by paying cash or cashless exercise. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $1.25, exercise price of $5.00, risk free rate of 3.7%, volatility of 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the three and six month periods ended June 30, 2024, there were no changes in the terms and conditions of warrants to purchase common stock issued in connection with the Convertible Note.

(5)	The Convertible Note assessed an additional 10% interest on the face value of the Convertible Note upon issuance which increased the amount due from $220,000 to $242,000. Pursuant to Section 2(a)(i) of the Convertible Note Agreement, failure to pay the noteholder amounts when due constitutes an event of default and recognition of a penalty equal to 125% of the unpaid principal and interest due to the note holder. As of June 30, 2024 and December 31, 2023, unpaid accrued interest payable included $22,000 of interest since issuance of the Convertible Note and penalty interest of $53,778. The note holder has not made any demand for payment.

NOTE 6 – OPERATING LEASE RIGHT OF USE ASSET AND LIABILITY

On May 1, 2021, the Company entered into a 4 year office non-cancellable operating lease agreement commencing on June 16, 2021 and recorded a right of use asset and liability of $104,665.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

On January 31, 2024, the Company abandoned its office space as part of its decision to transition to a remote working environment and entered into early lease termination negotiations with the landlord. On March 29, 2024, the Company finalized an early termination of its operating lease agreement with its landlord. Under the terms of the lease termination agreement, the Company agreed to pay a lease termination fee of $33,895, which is included on the balance sheet within “accrued expenses”. The Company and landlord agree to settle the lease termination fee in exchange for digital marketing services to be provided by the Company during the first quarter of 2025, after the landlord completes planned renovations to the building. The Company recognized a net loss of $29,242 under the caption “Loss on termination of operating lease” within the statement of operations for the six month period ended June 30, 2024.

The net amount of assets related to operating lease right of use asset was as follows:

	JUNE 30, 2024	DECEMBER 31, 2023
	(Unaudited)
Operating lease:
Right of use asset	$-	$104,918
Less: accumulated amortization	-	(83,934)

Right of use asset, net	$-	$20,984

The net amount of liabilities related to operating lease right of use asset was as follows:

	JUNE 30, 2024	DECEMBER 31, 2023
	(Unaudited)
Operating lease:
Operating lease liability	$-	$22,085
Less: Current portion	-	(22,085)

Lease liability, net of current portion	$-	$-

The components of operating lease right of use asset was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
	(Unaudited)
Operating lease cost:
Amortization of right of use assets	$-	$10,491	$10,491	$20,982
Interest on operating lease liability	-	381	459	840

Total operating lease costs	$-	$10,872	$10,950	$21,822

Operating lease right of use asset cash flow information was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
	(Unaudited)

Operating cash flows from operating leases	$3,713	$10,815	$3,713	$21,630

NOTE 7 – INCOME TAXES

The Company’s effective tax rate is 0% for the three and six month periods ended June 30, 2024 and 2023, as the Company did not have any taxable income due to its continued net operating losses. The Company’s deferred tax assets increased primarily due to its net operating losses, for which a full valuation allowance has been applied. There were no significant changes in the types of temporary differences which resulted in deferred taxes. The Company is not currently under examination by any federal, state or local tax authority in connection with their prior tax filings.

NOTE 8 – CAPITAL STRUCTURE

During the three and six month periods ended June 30, 2024, there were no equity transactions that could result in a change in control of the Company which would trigger any conversion provision contained within the Company’s Convertible Note, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments and changes during the quarter reporting periods:

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock. On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration. There were no changes in Series A shares during the three and six month periods ended June 30, 2024 and 2023.

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

There were no changes in Series B shares during the three and six month periods ended June 30, 2024 and 2023.

Common Stock

As of June 30, 2024, the Company had 50 million authorized shares of common stock with a par value of $0.001, of which 11,389,442 were issued and outstanding. Common stockholders are entitled to one vote per share on all matters submitted to a vote of stockholders.

During the three month period ended June 30, 2024, the Company issued 50,433 shares of common stock to advisors in lieu of cash for services rendered. During the six month period ended June 30, 2024, the Company issued 73,004 shares of common stock to advisors in lieu of cash for services rendered and also issued 100,000 shares of common stock in connection with a partial conversion of $50,000 in convertible note principal. During the three month period ended June 30, 2023, the Company issued 50,000 shares of common stock as additional consideration paid in connection with its Convertible Note issuance and also issued 10,000 shares of common stock to advisors in lieu of cash for services rendered. During the six month period ended June 30, 2023, the Company issued 32,837 shares of common stock to private investors, 50,000 shares of common stock as additional consideration paid in connection with its Convertible Note issuance and also issued 10,000 shares of common stock to advisors in lieu of cash for services rendered.

As of June 30, 2024 and December 31, 2023, Company insiders held in aggregate 7.46 million shares of common stock, respectively. The Company’s CEO controls approximately 92% of the voting power of the Company’s common stock.

Strata Purchase Agreement

On November 29, 2023, the Company entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor (“ClearThink”). Under the terms of the Strata Agreement, ClearThink committed to purchase up to $5,000,000 of the Company’s registered common stock with a purchase price equal to 80% of the average of the two lowest daily stock prices during a ten (10) day trading period. The Strata Agreement requires a minimum purchase of $25,000 with a maximum purchase at the lesser or $1,000,000 or 500% of the daily average shares traded for the prior 10-day period. At no time shall the total number of shares purchased under this Strata Agreement exceed 9.99% of the Company’s outstanding common stock. ClearThink made an initial purchase of 400,000 shares of restricted stock in exchange for $100,000. Additionally, the Company issued an additional 200,000 shares of common stock to ClearThink as additional consideration which had a fair value of $50,000. During the three and six month periods ended June 30, 2024, there were no proceeds received in connection with the Strata Agreement.

NOTE 9 – SHARE-BASED COMPENSATION AND WARRANTS

Share-Based Compensation

During the three and six month periods ended June 30, 2024 and 2023, the Company did not issue any share based compensation to employees. The Company did not adopt stock option incentive plan or issue any stock options or other service based awards to any employee, advisor or consultant during the three and six month periods ended June 30, 2024 and 2023. During the three month periods ended June 30, 2024 and 2023, the Company issued 10,000 and 50,433 shares of common stock, respectively, in partial satisfaction of amounts owed to its capital raise consultants. During the six month periods ended June 30, 2024 and 2023, the Company issued 10,000 and 73,004 shares of common stock, respectively, in partial satisfaction of amounts owed to its capital raise consultants.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

Warrants to Purchase Common Stock

On October 1, 2021, the Company issued 200,000 detachable warrants at an exercise price of $3.00 per warrant in connection with a private equity offering. While the Company contemporaneously issued warrants in connection with this capital raise transaction, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $0.25, exercise price of $3.00, risk free rate of 4.57%, volatility of 10% to 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the three and six month periods ended June 30, 2024 and 2023, there were no exercises of warrants to purchase common stock.

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with its Convertible Note (see Note 5). While the Company contemporaneously issued warrants in connection with a Convertible Note issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of the Convertible Note does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in the Note instrument. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. During the three and six month periods ended June 30, 2024 and 2023, there were no exercises of warrants to purchase common stock.

The table below summarizes the status of warrants outstanding and exercisable as follows:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, April 1, 2024	400,000	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, June 30, 2024	400,000	$4.00

Warrants exercisable, June 30, 2024	400,000	$4.00

	Warrants	Weighted Average Exercise Price

Warrants outstanding, January 1,	400,000	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, June 30, 2024	400,000	$4.00

Warrants exercisable, June 30, 2024	400,000	$4.00

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 10 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the three and six month periods ended June 30, 2024 and 2023, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	THREE AND SIX MONTHS ENDED
	JUNE 30,
	2024	2023

Convertible Note (see Note 5)	145,925	115,500
Series A Preferred (see Note8)	5,000,000	5,000,000
Series B preferred stock (see Note 8)	1,138,944	1,043,732
Detachable common stock warrants (see Note 8)	400,000	400,000
Total anti-dilutive securities excluded from diluted weighted average common shares	6,684,869	6,559,232

The above potentially diluted securities were excluded from the calculation as the exercise prices were in excess of the fair market value of the Company’s common stock.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, it is possible that the Company may be the subject of lawsuits and claims from time to time. The Company’s management, with input from legal counsel, assesses such contingent liabilities, and such assessment inherently involves an exercise in judgment. In assessing loss contingencies related to legal proceedings pending against us or unasserted claims that may result in proceedings, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that a probable and material loss has been incurred and the amount of liability can be estimated, then the estimated liability would be accrued in the financial statements. If the assessment indicates a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. The Company is not party to any pending or threatened litigation in connection with its principal business activities.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the three and six month periods ended June 30, 2024, to the date these financial statements were issued, and determined that the following were material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2025 (and accepted on March 3, 2025).

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

•	Put-Thru - Enterprise-Grade Digital Marketing, Scaled for SMBs. Put-Thru is a digital marketing tech stack designed specifically for SMBs. Unlike enterprise-level marketing platforms that require significant investment and expertise, Put-Thru delivers powerful digital advertising solutions at an affordable price point, helping SMBs compete with larger brands.

•	Tradigital Partners - White-Label Digital Marketing Solutions for Ad Agencies. Tradigital Partners is a specialized white-label digital marketing service designed exclusively for advertising agencies to partner their traditional campaigns with digital. This solution allows agencies to expand their service offerings by providing cutting-edge digital marketing solutions under their own brand, without the need for in-house expertise or infrastructure.

•	PickPocket - DIY Digital Marketing Platform for Small Business Owners. Pick Pocket is a (DIY digital marketing platform built for small business owners who want to take control of their advertising efforts while cutting out the waste of audiences that don't make sense for their product or service. Designed for businesses with annual revenues between $500,000 and $5 million, Pick Pocket leverages behavior-based ID technology to help users build ideal customer profiles and directly target potential buyers through their mobile devices. The main goal of Pickpocket is to directly target your competitors.

We primarily generate revenue through recurring fixed monthly digital services agreements for the vast majority of our clients. We bill for our services at the beginning of each month and our services are completed at the end of the month. We also generate revenue through marketing campaigns for product or service launches and other non-recurring events.

Results of Operations – Three Months Ended June 30, 2024, as compared to June 30, 2023

Revenues

For the three month period ended June 30, 2024 our revenues decreased to $234,690 as compared to $287,983 in the same period last year. The decrease in revenues was due to small seasonal decline in digital marketing campaigns for existing and new clients. Certain clients have seasonal marketing periods and as such our revenues may fluctuate as a result.

Cost of Revenues

For the three month period ended June 30, 2024 cost of revenues decreased to $128,136 as compared to $200,522 in the same period last year. The decrease in cost of revenues was due to the seasonal decline in digital marketing services which is closely related to revenue earned during the current period.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. The primary drivers of operating expenses are sales and marketing and general and administrative expenses (of which professional fees represent more than 50% of the total costs). For the three month period ended June 30, 2024 operating expenses decreased to $142,602 as compared to $369,328 in the same period last year primarily driven by a reduction in the sales team after the initial growth initiative, partially offset by higher legal, accounting and advisory fees to guide our capital market raise and public company reporting compliance costs. We anticipate higher operating expenses as we continue sales growth initiatives and capital market equity raise activity.

Other Expenses

For the three month period ended June 30, 2024 other expenses decreased to $12,500 as compared to $48,631 in the same period last year, primarily due to recognition of extinguishment of debt related to our convertible note conversion rate modification and early termination of our operating lease.

Provision for Income Taxes

For the three month period ended June 30, 2024 there was no provision for income taxes as we had continuing net operating losses. We placed a full valuation allowance on net deferred tax assets.

Net Loss

For the three month period ended June 30, 2024 our net loss decreased to $48,548 as compared to $330,498 in the same period last year. The decrease in quarterly net loss was primarily due to lower operating expenses as compared to 2023.

Results of Operations – Six Months Ended June 30, 2024, as compared to June 30, 2023

Revenues

For the six month period ended June 30, 2024 our revenues increased to $633,551 as compared to $494,344 in the same period last year. The increase in revenues was new and existing client growth, partially offset by a small seasonal decline in digital marketing campaigns during the three months ended June 30, 2024. Certain clients have seasonal marketing periods and as such our revenues may fluctuate as a result.

Cost of Revenues

For the six month period ended June 30, 2024 cost of revenues decreased to $242,795 as compared to $326,350 in the same period last year. The decrease in cost of revenues was due to the seasonal decline in digital marketing services which is closely related to revenue earned during the current period. We anticipate cost of revenues may rise as we leverage more expensive targeted large data sets to facilitate our digital marketing targeting services.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. The primary drivers of operating expenses are sales and marketing and general and administrative expenses (of which professional fees represent more than 50% of the total costs). For the six month period ended June 30, 2024 operating expenses decreased to $391,223 as compared to $671,652 in the same period last year primarily driven by a reduction in the sales team after the initial growth initiative, partially offset by higher legal, accounting and advisory fees to guide our capital market raise and public company reporting compliance costs. We anticipate higher operating expenses as we continue sales growth initiatives and capital market equity raise activity.

Other Expenses

For the six month period ended June 30, 2024 other expenses increased to $84,561 as compared to $67,190 in the same period last year, primarily due to one-time recognition of extinguishment of debt related to our convertible note conversion rate modification and early termination of our operating lease.

Provision for Income Taxes

For the six month period ended June 30, 2024 there was no provision for income taxes as we had continuing net operating losses. We placed a full valuation allowance on net deferred tax assets.

Net Loss

For the six month period ended June 30, 2024 our net loss decreased to $85,028 as compared to $570,848 in the same period last year. The decrease in net loss was primarily due to increased client revenue and lower operating expenses.

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

Net Working Capital

At June 30, 2024, we had a net working capital deficit of approximately $886,166 compared to a net working capital deficit of $920,369 at December 31, 2023. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt. We relied on proceeds from customer payments and financing activities from the sale of common stock to fund our business operations and growth plans.

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

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the six month period ended June 30, 2024, net cash used in operations was $29,603 driven primarily by current year operating loss. For the six month period ended June 30, 2023, net cash used in operations was approximately $455,030 driven by prior period operating loss.

Cash Flows from Investing Activities

For the six month period ended June 30, 2024 or 2023, there were no inflows or outflows for investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the six month period ended June 30, 2024, net cash used in financing activities was $12,349, primarily due to the repayment of working capital funding advances from specialty lenders. For the six month period ended June 30, 2023, cash provided by financing activities was $440,933, primarily due to the proceeds from working capital funding advances from specialty lenders, proceeds for a convertible note issuance, sale of common stock and proceeds from working capital advances from our CEO, partially offset by repayments under finance lease obligations and partial repayment of working capital funding advances.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses which have caused management to conclude that as of June 30, 2024, our internal controls over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, please refer to our 2023 Form 10-K as filed with the SEC on February 28, 2025 (and accepted on March 3, 2025), to see those Risk Factors listed therein.

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

Specificity, Inc.

Date: April 22, 2025	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)