Form 10-Q
period 2024-09-30
SPECIFICITY, INC.
filed 2025-04-23
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,612,841 shares of common stock as of April 15, 2025.

SPECIFICITY, INC

TABLE OF CONTENTS

(UNAUDITED)

SPECIFICTY, INC.

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

SPECIFICITY, INC

BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,019	$49,149
Accounts receivable, net of allowance for doubtful accounts	-	4,000
Prepaid and other current assets	3,054	3,375

Total current assets	41,073	56,524

NONCURRENT ASSETS
Property and equipment, net	2,000	5,745
Operating lease right of use asset	-	20,984
Intangibles, net	4,764	5,888

TOTAL ASSETS	$47,837	$89,141

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$115,896	$118,934
Accounts payable and accrued expenses	164,258	40,687
Accrued payroll and taxes	111,886	166,300
Deferred revenue	-	53,000
Accrued interest payable - related party	87,500	50,000
Convertible note payable, net of discount	209,671	241,387
Current portion of operating lease liability	-	22,085
Related party advances	278,169	284,500

Total current liabilities	967,380	976,893

NON-CURRENT LIABILITIES
Related party notes payable (Pickpocket)	1,000,000	1,000,000

Total non-current liabilities	1,000,000	1,000,000

TOTAL LIABILITIES	1,967,380	1,976,893

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000 as of September 30, 2024 and December 31, 2023, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000 as of September 30, 2024 and December 31, 2023, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 11,620,772 as of September 30, 2024 and 11,216,438 as of December 31, 2023, respectively	11,620	11,216
Additional paid-in capital	5,393,498	5,116,403
Accumulated deficit	(7,775,921)	(7,466,631)

Total stockholders’ deficit	(1,919,543)	(1,887,752)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,837	$89,141

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenues, net	$213,675	$270,888	$847,226	$765,232
Cost of services	163,300	53,374	406,095	379,724

Gross profit	50,375	217,514	441,131	385,508

Operating expenses:
Sales and marketing	37,395	39,811	90,538	258,420
Capital raise promotion expense	4,989	11,464	23,464	78,805
General and administrative expenses	218,129	185,419	530,992	547,141
Depreciation and amortization	1,624	11,990	8,366	35,970

Total operating expenses	262,137	248,684	653,360	920,336

Loss from operations	(211,762)	(31,170)	(212,229)	(534,828)
Other expense:
Interest expense	-	(20,927)	(18,910)	(63,117)
Interest expense - related party	(12,500)	(12,500)	(37,500)	(37,500)
Loss on extinguishment of debt	-	-	(11,409)	-
Intangible asset impairment charge	-	-	(29,242)	-

Total other expense	(12,500)	(33,427)	(97,061)	(100,617)

Loss before provision for income taxes	(224,262)	(64,597)	(309,290)	(635,445)
Provision for income taxes	-	-	-	-

Net loss	$(224,262)	$(64,597)	$(309,290)	$(635,445)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.06)

Basic and diluted weighted average shares outstanding	11,522,530	10,617,106	11,356,830	10,431,395

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN U.S. DOLLARS)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Accumulated
(Three Months Ended September 30, 2023)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Total

Balances, June 30, 2023	1,000,000	$1,000	560,000	$450,260	10,437,319	$10,437	$4,810,934	$(6,967,843)	$(1,695,212)
Common stock issued in exchange for services rendered					30,000	30	14,970	-	15,000
Net loss	-	-	-	-	-	-	-	(64,597)	(64,597)
Balances, September 30, 2023	1,000,000	$1,000	560,000	$450,260	10,467,319	$10,467	$4,825,904	$(7,032,440)	$(1,744,809)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Accumulated
(Nine Months Ended September 30, 2024)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Total

Balances, December 31, 2022	1,000,000	$1,000	560,000	$450,260	10,344,482	$10,344	$4,689,274	$(6,396,995)	$(1,246,117)
Common stock issued in connection with S1 offering	-	-	-	-	32,837	33	49,220	-	49,253
Common stock issued in connection with Convertible Note for no consideration	-	-	-	-	50,000	50	62,450	-	62,500
Common stock issued in exchange for services rendered	-	-	-	-	40,000	40	24,960	-	25,000
Net loss	-	-	-	-	-	-	-	(635,445)	(635,445)
Balances, September 30, 2023	1,000,000	$1,000	560,000	$450,260	10,467,319	$10,467	$4,825,904	$(7,032,440)	$(1,744,809)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Accumulated
(Three Months Ended September 30, 2024)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Total
Balances, June 30, 2024	1,000,000	$1,000	560,000	$450,260	11,389,442	$11,389	$5,211,231	$(7,551,659)	$(1,877,779)
Common stock issued in connection with 506 offering	-	-	-	-	213,335	213	159,785	-	159,998
Common stock issued in exchange for services rendered	-	-	-	-	17,995	18	22,482	-	22,500
Net loss	-	-	-	-	-	-	-	(224,262)	(224,262)
Balances, September 30, 2024	1,000,000	$1,000	560,000	$450,260	11,620,772	$11,620	$5,393,498	$(7,775,921)	$(1,919,543)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Accumulated
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Total
(Nine Months Ended September 30, 2024)
Balances, December 31, 2023	1,000,000	$1,000	560,000	$450,260	11,216,438	$11,216	$5,116,403	$(7,466,631)	$(1,887,752)
Common stock issued in partial convertible note conversion	-	-	-	-	100,000	100	49,900	-	50,000
Common stock issued in exchange for services rendered	-	-	-	-	90,999	91	67,410	-	67,501
Common stock issued in connection with 506 offering	-	-	-	-	213,335	213	159,785	-	159,998
Net loss	-	-	-	-	-	-	-	(309,290)	(309,290)
Balances, September 30, 2024	1,000,000	$1,000	560,000	$450,260	11,620,772	$11,620	$5,393,498	$(7,775,921)	$(1,919,543)

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(EXPRESSED IN U.S. DOLLARS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,290)	$(635,445)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	3,746	3,895
Amortization of intangibles	4,620	32,075
Amortization of original issue discount	-	34,375
Loss on extinguishment of debt	11,409	-
Loss on termination of operating lease	29,242	-

Changes in operating liabilities:
Accounts receivable	4,000	5,000
Prepaid expenses and other current assets	320	(4,317)
Accounts payable and accrued expenses	168,557	(42,322)
Accrued liabilities	(54,415)	132,953
Accrued interest payable	6,530	22,000
Deferred revenue	(53,000)	(7,318)
Accrued interest payable - related party	37,500	37,500
Net cash used in operating activities	(150,781)	(421,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital loans	38,125	256,250
Repayments of working capital loans	(52,143)	(133,634)
Proceeds from convertible promissory note issuance	-	200,000
Repayment of convertible promissory note issuances	-	(26,890)
Principal repayments under operating lease obligations	-	(31,628)
(Repayments to) advances from related party	(6,331)	90,000
Proceeds from sale of common stock (private placement)	160,000	-
Proceeds from sale of common stock (S-1)		49,253
Net cash provided by financing activities	139,651	403,351

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,130)	(18,253)
CASH AND CASH EQUIVALENTS, beginning of period	49,149	22,808
CASH AND CASH EQUIVALENTS, end of period	$38,019	$4,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services rendered	$67,499	$25,000
Common stock issued in partial convertible note conversion	$50,000	$-
Common stock issued in connection with Convertible
Note for no consideration	$-	$62,500

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

The Company’s unaudited financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $47,837 in assets, and an accumulated deficit and working capital deficit of $7,775,921 and $926,307, respectively, as of September 30, 2024, and for the nine month period ended September 30, 2024 incurred a net loss and cash used in operations of $309,290 and $150,781, respectively. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (”SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited interim financial statements have been included. Such adjustments consist of normal recurring adjustments. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023. The results of operations for the three and nine month periods ended September 30, 2024 are not indicative of the results that may be expected for the full year.

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

Revenue from Contracts with Customers

The Company’s performance obligation associated with digital marketing solutions generally consist of the promise to deliver digital marketing services. Digital marketing solutions are delivered as a service and as such the performance obligation is complete once marketing tools or solutions are made available to the customer, or as determined by the specific terms of the contract, if applicable. The Company charges its clients a fixed monthly retainer for its services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. If any customer pays for digital marketing services in advance, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. As of September 30, 2024, the Company had no deferred revenue recorded. At December 31, 2023, the Company had deferred revenue of $53,000.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreements

On January 1, 2021, the Company entered into a 1-year employment agreement (“Agreement”) with Mr. Jason Wood, the Company’s Chief Executive Officer (“CEO”). The Agreement renews automatically on an annual basis. If the CEO is terminated without cause, then the remaining current contract year shall be paid upon termination. The Company currently pays the CEO’s personal living expenses in lieu of a direct salary. During the three month periods ended September 30, 2024 and 2023, the Company paid compensation totaling approximately $21,133 and $53,226, respectively. During the nine month periods ended September 30, 2024 and 2023, the Company paid compensation totaling approximately $76,147 and $64,275, respectively.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

Related Party Notes Payable (Pickpocket)

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s CEO to acquire an 80% equity interest in Pickpocket Inc. (“Pickpocket”) for a purchase price of $1 million and paid consideration in the form of a promissory note bearing simple interest at a rate of 5% per annum. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the purchase price as compensation to the officer. The transaction was accounted for on a carryover basis as the CEO was the controlling shareholder in both entities. As of September 30, 2024 and December 31, 2023, the Company has accrued interest of $75,000 and $50,000, respectively, included within accrued interest – related party on the accompanying balance sheet. During the three and nine month periods ended September 30, 2024 and 2023, there were no changes in terms or conditions under the Picketpocket share purchase agreement. As of September 30, 2024 and December 31, 2023, related party notes payable was $1,000,000, respectively.

Executive Officer Advances to the Company (Related Party Advances)

The Company’s CEO and COO provided unsecured credit advances to the Company to fund operations in between financing rounds. These advances do not incur interest and are due on demand. As of September 30, 2024 and December 31, 2023, unpaid credit advances were $278,169 and $284,500, respectively. During the three month periods ended September 30, 2024 and 2023, there were no credit advances. During the six month periods ended June 30, 2024 and 2023 there were net credit payments of $6,331 and credit advances of $95,000, respectively.

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

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(Unaudited)
NewCo Capital Group Future Revenue Purchase Agreement dated March 3, 2023 (1)	$40,630	$64,130
Parkside Funding Group LLC Revenue Purchase Agreement dated August 3, 2023 (2)	49,284	-
Funding Futures Revenue Purchase Agreement dated February 27, 2024 (3)	25,982	54,804
Total working capital funding loans	$115,896	$118,934

(1)	On March 2, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $120,000 (net of underwriting and original fees of $7,200) for which $169,200 will be repaid in 36 weekly installments of $4,700, with a minimum payment of 10% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 29.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay additional fees of 30% of the unpaid balance to cover legal fees required by the third party to pursue collection in the event of default. During the three and nine month period ended September 30, 2024, the Company resumed making weekly payments.

(2)	On August 3, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $57,000 (net of $3,000 in underwriting fees) for which $84,000 will be repaid in weekly installments of $3,231 with a minimum payment of 22% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 32.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 and additional fees of 33% of the unpaid balance to cover legal fees required to pursue collection in the event of default. As of December 31, 2023, the required payments were not made, and the Company was in default. On August 23, 2023, the Company entered into a Settlement Agreement and General Release with the lender to settle unpaid advances. During the three and nine month periods ended September 30, 2024, the Company resumed making weekly payments.

(3)	On March 7, 2024, the Company entered into a future revenue purchase agreement and received proceeds of $18,000 (net of $2,000 in underwriting fees) for which $29,980 will be repaid in daily installments of $428, with a minimum payment of 9% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO. The percentage purchased factor representing interest expense under this arrangement was approximately 40.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 or up to 25% of the unpaid balance to cover legal fees required to pursue collection in the event of default.

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

Convertible Note was classified as current and was comprised as follows:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(Unaudited)
Convertible Note, dated April 25, 2023, fixed installments of $26,889, matured in June 2024 and currently in default (1)	$133,894	$193,110
Deduct: Unamortized Original Issue Discount (2)(3)(4)	-	(27,500)
Convertible Note principal balance payable	$133,894	$165,610
Add: Convertible Note interest payable (5)	75,778	75,778
Total Convertible Note payable	$209,672	$241,388

Total Convertible Note payable at maturity	$218,888	$268,888

(1)	The Convertible Note requires a fixed monthly repayment of approximately $26,889 starting July 24, 2023, and ending on March 24, 2024. Unpaid principal and interest may be converted by the noteholder into shares of the Company’s common stock at a conversion price of $1.50 per share at any time while the Convertible Note remains outstanding. On January 29, 2024, the Company decreased the conversion price from $1.50 to $0.50. The Company and the note holder agreed to decrease the conversion ratio to compensate for the debt default position. The conversion ratio modification did not substantively change the cash flows associated with the original Convertible Note; however, the modification resulted in a substantive change in the conversion feature. This modification of the conversion feature was accounted for as a debt extinguishment and a loss on extinguishment of $11,408 was recognized during the nine month period ended September 30, 2024. There were other modifications made to the Convertible Note. On February 3, 2024, the note holder converted $50,000 in outstanding principal into 100,000 shares of common stock.

(2)	The Convertible Note included a $20,000 original issue discount which is being amortized over the life of the Convertible Note. As of December 31, 2023, the unamortized original issue discount was $6,667. The conversion feature modification made during the nine month period ended September 30, 2024, resulted in a debt extinguishment which resulted in the write-off of the remaining original issue discount associated with the original Convertible Note.

(3)	The Convertible Note included an additional original issue discount of $62,500, which reflects the fair value of 50,000 shares of restricted stock that was awarded as an additional inducement to the noteholder. As of December 31, 2023, the unamortized original issue discount was $20,833. The conversion feature modification made during the nine month period ended September 30, 2024, resulted in a debt extinguishment which resulted in the write-off of the remaining additional original issue discount recorded in relation to shares issued in connection with the original Convertible Note issuance.

(4)	The Convertible Note included 200,000 warrants to purchase common stock at a strike price of $5.00 per warrant (after giving effect to any adjustments for stock splits or dividends or subsequent offering rights) by paying cash or cashless exercise. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $1.25, exercise price of $5.00, risk free rate of 3.7%, volatility of 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the three and nine month periods ended September 30, 2024, there were no changes in the terms and conditions of warrants to purchase common stock issued in connection with the Convertible Note.

(5)	The Convertible Note assessed an additional 10% interest on the face value of the Convertible Note upon issuance which increased the amount due from $220,000 to $242,000. In the event of a default, the noteholder may increase the unpaid balance by 125% as a penalty for such default. Any additional increase in the unpaid balance as a result of an event of default shall be recognized immediately as additional interest expense. During the year ended December 31, 2023, the Company made only one scheduled payment to the noteholder. Pursuant to Section 2(a)(i) of the Convertible Note Agreement, failure to pay the noteholder amounts when due constitutes an event of default and recognition of a penalty equal to 125% of the unpaid principal and interest due to the note holder. As of September 30, 2024 and December 31, 2023, unpaid accrued interest payable included $22,000 of interest since issuance of the Convertible Note and penalty interest of $53,778, respectively. The note holder has not made any demand for payment.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT OF USE ASSETS AND LIABILITY

On May 1, 2021, the Company entered into a 4 year office non-cancellable operating lease agreement commencing on June 16, 2021 and recorded a right of use asset and liability of $104,665.

On January 31, 2024, the Company abandoned its office space as part of its decision to transition to a remote working environment and entered into early lease termination negotiations with the landlord. On March 29, 2024, the Company finalized an early termination of its operating lease agreement with its landlord. Under the terms of the lease termination agreement, the Company agreed to pay a lease termination fee of $33,895, which is included on the balance sheet within “accrued expenses”. The Company and landlord agree to settle the lease termination fee in exchange for digital marketing services to be provided by the Company during the first quarter of 2025, after the landlord completes planned renovations to the building. The Company recognized a net loss of $29,242 under the caption “Loss on termination of operating lease” within the statement of operations for the nine month period ended September 30, 2024.

The net amount of assets related to operating lease right of use asset was as follows:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(Unaudited)
Operating lease:
Right of use asset	$-	$104,918
Less: accumulated amortization	-	(83,934)

Right of use asset, net	$-	$20,984

The net amount of liabilities related to operating lease right of use asset was as follows:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(Unaudited)
Operating lease:
Operating lease liability	$-	$22,085
Less: Current portion	-	(22,085)

Lease liability, net of current portion	$-	$-

The components of operating lease right of use asset was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
	(Unaudited)
Operating lease cost:
Amortization of right of use assets	$-	$10,491	$10,491	$31,473
Interest on operating lease liability	-	381	459	1,142

Total operating lease costs	$-	$10,872	$10,950	$32,615

Operating lease right of use asset cash flow information was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
	(Unaudited)

Operating cash flows from operating leases	$-	$10,815	$3,713	$32,445

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 7 – INCOME TAXES

The Company’s effective tax rate is 0% for the three and nine month periods ended September 30, 2024 and 2023, as the Company did not have any taxable income due to its continuing net operating losses. The Company’s deferred tax assets increased primarily due to its net operating losses, for which a full valuation allowance has been applied. There were no significant changes in the types of temporary differences which resulted in deferred taxes. The Company is not currently under examination by any federal, state or local tax authority in connection with their prior tax filings.

NOTE 8 – CAPITAL STRUCTURE

During the three and nine month periods ended September 30, 2024, there were no equity transactions that could result in a change in control of the Company which would trigger any conversion provision contained within the Company’s Convertible Note, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments and changes during the quarter reporting periods:

Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock. On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration. There were no changes in Series A shares during the three and nine month periods ended September 30, 2024 and 2023.

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

There were no changes in Series B shares during the three and nine month periods ended September 30, 2024 and 2023.

Common Stock

As of September 30, 2024, the Company had 50 million authorized shares of common stock with a par value of $0.001, of which 11,620,772 were issued and outstanding. During the three month period ended September 30, 2024, the Company issued 17,995 shares of common stock to advisors in lieu of cash for services rendered and 213,335 shares of common stock to private investors. During the nine month period ended September 30, 2024, the Company issued 90,999 shares of common stock to advisors in lieu of cash for services rendered, 100,000 shares of common stock in connection with a partial conversion of $50,000 in convertible note principal, and 213,335 shares of common stock to private investors. During the three month period ended September 30, 2023, the Company issued 30,000 shares of common stock to advisors in lieu of cash for services rendered. During the nine month period ended September 30, 2023, the Company issued 32,837 shares of common stock to private investors, 50,000 shares of common stock as additional consideration with a Convertible Note issuance, and 40,000 shares of common stock to advisors in lieu of cash for services rendered.

As of September 30, 2024 and December 31, 2023, Company insiders held in aggregate 7.46 million shares of common stock, respectively. The Company’s CEO controls approximately 92% of the voting power of the Company’s common stock.

Strata Purchase Agreement

On November 29, 2023, the Company entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor (“ClearThink”). Under the terms of the Strata Agreement, ClearThink committed to purchase up to $5,000,000 of the Company’s registered common stock with a purchase price equal to 80% of the average of the two lowest daily stock prices during a ten (10) day trading period. The Strata Agreement requires a minimum purchase of $25,000 with a maximum purchase at the lesser or $1,000,000 or 500% of the daily average shares traded for the prior 10-day period. At no time shall the total number of shares purchased under this Strata Agreement exceed 9.99% of the Company’s outstanding common stock. ClearThink made an initial purchase of 400,000 shares of restricted stock in exchange for $100,000. Additionally, the Company issued an additional 200,000 shares of common stock to ClearThink as additional consideration which had a fair value of $50,000. During the three and nine month periods ended September 30, 2024, there were no proceeds received in connection with the Strata Agreement.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 9 – SHARE-BASED COMPENSATION AND WARRANTS

Share-Based Compensation

During the three and nine month periods ended September 30, 2024 and 2023, the Company did not issue any share based compensation to employees. The Company did not adopt stock option incentive plan or issue any stock options or other service based awards to any employee, advisor or consultant during the three and nine month periods ended September 30, 2024 and 2023. During the three month periods ended September 30, 2024 and 2023, the Company issued 17,995 and 30,000 shares of common stock, respectively, in partial satisfaction of amounts owed to its capital raise consultants. During the nine month periods ended September 30, 2024 and 2023, the Company issued 90,999 and 40,000 shares of common stock, respectively, in partial satisfaction of amounts owed to its capital raise consultants.

Warrants to Purchase Common Stock

On October 1, 2021, the Company issued 200,000 detachable warrants at an exercise price of $3.00 per warrant in connection with a private equity offering. While the Company contemporaneously issued warrants in connection with this capital raise transaction, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $0.25, exercise price of $3.00, risk free rate of 4.57%, volatility of 10% to 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the three and nine month periods ended September 30, 2024 and 2023, there were no exercises of warrants to purchase common stock.

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with its Convertible Note (see Note 5). While the Company contemporaneously issued warrants in connection with a Convertible Note issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of the Convertible Note does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in the Note instrument. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. During the three and nine month periods ended September 30, 2024 and 2023, there were no exercises of warrants to purchase common stock.

The table below summarizes the status of warrants outstanding and exercisable as follows:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, July 1, 2024	400,000	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, September 30, 2024	400,000	$4.00

Warrants exercisable, September 30, 2024	400,000	$4.00

	Warrants	Weighted Average Exercise Price

Warrants outstanding, January 1,	400,000	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, September 30, 2024	400,000	$4.00

Warrants exercisable, September 30, 2024	400,000	$4.00

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 10 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the three month and nine periods ended September 30, 2024 and 2023, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	THREE AND NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023

Convertible Note (see Note 5)	1,043,732	5,000,000
Series A Preferred (see Note8)	400,000	1,037,732
Series B preferred stock (see Note 8)	-	400,000
Detachable common stock warrants (see Note 8)	6,559,232	-
Total anti-dilutive securities excluded from diluted weighted average common shares	8,002,964	6,437,732

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the three and nine month periods ended September 30, 2024, to the date these financial statements were issued, and determined that the following were material subsequent events to disclose in these financial statements.

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

Results of Operations – Three Months Ended September 30, 2024, as compared to September 30, 2023

Revenues

For the three month period ended September 30, 2024 our revenues decreased to $213,675 as compared to $270,888 in the same period last year. The decrease in revenues was due to small seasonal decline in digital marketing campaigns for existing and new clients. Certain clients have seasonal marketing periods and as such our revenues may fluctuate as a result.

Cost of Revenues

For the three month period ended September 30, 2024 cost of revenues increased to $163,300 as compared to $53,374 in the same period last year. The increase in cost of revenues was due to higher digital marketing data service costs.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. The primary drivers of operating expenses are sales and marketing and general and administrative expenses (of which professional fees represent more than 50% of the total costs). For the three month period ended September 30, 2024 operating expenses increased to $262,137 as compared to $248,684 in the same period last year. The increase was primarily driven by higher legal, accounting and advisory fees to guide our capital market raise and public company reporting compliance costs related to the reaudit of the financial statements following the dismissal of the Company’s former auditor. We anticipate higher operating expenses as we continue sales growth initiatives and capital market equity raise activity.

Other Expenses

For the three month period ended September 30, 2024 other expenses decreased to $12,500 as compared to $33,427 in the same period last year, primarily due to recognition of extinguishment of debt related to our convertible note conversion rate modification and early termination of our operating lease.

Provision for Income Taxes

For the three month period ended September 30, 2024 there was no provision for income taxes as we had continuing net operating losses. We placed a full valuation allowance on net deferred tax assets.

Net Loss

For the three month period ended September 30, 2024 our net loss increased to $224,262 as compared to $64,597 in the same period last year. The increase in quarterly net loss was primarily due to higher operating expenses.

Results of Operations – Nine months Ended September 30, 2024, as compared to September 30, 2023

Revenues

For the nine month period ended September 30, 2024 our revenues increased to $847,226 as compared to from $765,232 in the same period last year. The increase in revenues was new and existing client growth, partially offset by a small seasonal decline in digital marketing campaigns during the three months ended September 30, 2024. Certain clients have seasonal marketing periods and as such our revenues may fluctuate as a result.

Cost of Revenues

For the nine month period ended September 30, 2024 cost of revenues increased to $406,095 as compared to $379,724 in the same period last year. The increase in cost of revenues was due to higher digital marketing data services. We anticipate cost of revenues may rise as we leverage more expensive targeted large data sets to facilitate our digital marketing targeting services.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. The primary drivers of operating expenses are sales and marketing and general and administrative expenses (of which professional fees represent more than 50% of the total costs). For the nine month period ended September 30, 2024 operating expenses decreased to $653,360 as compared to $920,336 in the same period last year. This decrease was primarily driven by a reduction in the sales team after the initial growth initiative that originally started in 2023, partially offset by higher legal, accounting and advisory fees to guide our capital market raise and public company reporting compliance costs in 2024. We anticipate higher operating expenses as we continue sales growth initiatives and capital market equity raise activity.

Other Expenses

For the nine month period ended September 30, 2024 other expenses decreased to $97,061 as compared to $100,617 in the same period last year, primarily due to one-time recognition of extinguishment of debt related to our convertible note conversion rate modification and early termination of our operating lease.

Provision for Income Taxes

For the nine month period ended September 30, 2024 there was no provision for income taxes as we had continuing net operating losses. We placed a full valuation allowance on net deferred tax assets.

Net Loss

For the nine month period ended September 30, 2024 our net loss decreased to $309,290 as compared to $635,445 in the same period last year. The decrease in quarterly net loss was primarily due to increased client revenue and lower operating expenses as compared to 2023.

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

Net Working Capital

At September 30, 2024, we had a net working capital deficit of approximately $926,307 compared to a net working capital deficit of $920,369 at December 31, 2023. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt. We relied on proceeds from customer payments and financing activities from the sale of common stock to fund our business operations and growth plans.

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

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the nine month period ended September 30, 2024, net cash used in operations was $150,781 driven primarily by current year operating loss. For the nine month period ended September 30, 2023, net cash used in operations was approximately $421,604 driven by prior period operating loss.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2024 or 2023, there were no inflows or outflows for investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the nine month period ended September 30, 2024, net cash provided by financing activities was $139,651, primarily due to the proceeds from working capital funding advances from specialty lenders. For the nine month period ended September 30, 2023, cash provided by financing activities was $403,351, primarily due to the proceeds from working capital funding advances from specialty lenders, proceeds for a convertible note issuance, sale of common stock and proceeds from working capital advances from our CEO, partially offset by repayments under finance lease obligations and partial repayment of working capital funding advances.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses which have caused management to conclude that as of September 30, 2024, our internal controls over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Specificity, Inc.

Date: April 15, 2025	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

