Form 10-K
period 2024-12-31
SPECIFICITY, INC.
filed 2025-06-24
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSIONS

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $4,551,783.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of June 23, 2025 was 13,612,841.

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

At our core we are a full service digital marketing firm that delivers cutting-edge marketing solutions to identify and market in real-time to potential customers who are actively in the buying cycle. Our digital marketing solutions focus on Business to Business (“B2B”) and Business to Consumer (“B2C”) markets and give small and medium sized businesses (“SMBs”) a fair chance to capture online traffic. Our underlying technology solution utilizes BiToS and Mobile Advertising Identifiers (MAIDs) to build audiences, effectively eliminating bot traffic and ad waste and produces real-time messaging opportunities to reach target audiences more efficiently than broad based market messaging platforms. We also implement intuitive ad sequencing, audience ID technology, Artificial Intelligence (“AI”) integration, saturation modeling, conversion funneling, Customer Relationship Management (“CRM”) integration, traffic resolution, and comprehensive analytics reporting.

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

3.	PickPocket - DIY Digital Marketing Platform for Small Business Owners. Pick Pocket is a do-it-yourself (DIY) digital marketing platform built for small business owners who want to take control of their advertising efforts while cutting out the waste of audiences that don't make sense for their product or service. Designed for businesses with annual revenues between $500,000 and $5 million, Pick Pocket leverages behavior-based ID technology to help users build ideal customer profiles and directly target potential buyers through their mobile devices. The main goal of PickPocket is to directly target your competitors.

Key Features & Benefits:

▪	DIY-Friendly Interface: A user-friendly platform that empowers business owners to create and launch campaigns without marketing expertise.
▪	Behavior-Based ID Targeting: Identifies and reaches high-intent consumers based on real-time behaviors, increasing campaign effectiveness.
▪	Cost-Effective Marketing Solution: Eliminates the need for expensive agency services by giving small businesses direct access to advanced marketing tools.
▪	Mobile-First Approach: Optimizes ad delivery for mobile devices, ensuring businesses engage customers where they spend the most time.

Although fully developed, Pick Pocket has not yet generated revenue, presenting an opportunity for future monetization strategies, including subscriptions, performance-based pricing, or value-added services.

Strategic Vision

We are a technology company with two core missions:

▪	First, we endeavor to deliver the latest digital marketing technology to companies of all sizes making them nationally, regionally, and locally competitive. In this capacity, we come to the table already vertically integrated and capable of executing any size campaign flawlessly.

▪	Second, we are a tech incubator. We identify technology-based marketing solutions, take an equity share position in return for utilizing our internal resources to complete the buildout of technology-based solutions, and then using our marketing prowess to draw clients to these businesses. We have the internal personnel to successfully complete these projects and our marketing capabilities will deliver lower advertising costs to launch new projects making growth faster to attain.

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

As digital marketing continues to evolve, we often find ourselves with an incredibly unique opportunity to evolve our digital marketing tool and services to better serve the needs of our broader market. While the large tech companies and social media firms are removing targeting mechanisms from their platforms, businesses are waking up to the fact that more targeted audiences lower their cost per acquisition and dramatically improve their return on investment (“ROI”). As each day goes by, business owners have learned that the less targeted their campaigns are the more money and time they waste. Reaching the audiences they were easily able to reach just a few years back is made more expensive with the removal of targeting mechanisms. It is all done in the name of political correctness, but it is obvious to most, that their true motivation is to drive ad spend up to drive revenue for themselves.

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

Due to the nature of what we do, we welcome these projects with both the ability to help complete and market them. We can identify the audience most likely to use them and then aggressively advertise to that audience. Our goal in doing so is to spin them off into their own company and then take our profit when the time is right.

Going Concern

As reflected in the accompanying audited financial statements, during the year ended December 31, 2024, we incurred a net loss of $615,261 and used cash of $361,875 in operating activities. Although we have been able to generate revenue from contracts with customers since inception, our ability to continue as a going concern is dependent on our ability to raise capital to implement our business plan and then generate sufficient revenues to generate positive net income and cash flow.

During 2024, our ability to raise additional equity capital was delayed due to circumstances beyond our control when we learned about the SEC’s enforcement proceedings against our former audit firm BF Borgers CPA PC. We dismissed BF Borgers CPA PC as our external audit firm and hired CM3 Advisory who completed the reaudit of our 2022 and 2023 financial statements and reviewed our quarterly financial statements for 2024.

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

Competition

We operate in a highly competitive and fragmented industry. We compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA, as well as with numerous independent agencies that operate in multiple markets. Our Partner Firms also face competition from consultancies, like Accenture and Deloitte, tech platforms, media companies and other services firms that offer related services. We must compete with all of these other companies to maintain and grow existing client relationships and to obtain new clients and assignments.

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

Employees

As of December 31, 2024, we had approximately 8 full-time employees. We contract with independent consultants and employ temporary or full-time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

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

For the year ended December 31, 2024, we generated insufficient revenues to cover our operating expenses. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in our digital marketing revenues, cost of revenues, or general and administrative expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

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

There is uncertainty regarding our ability to grow our business to a greater extent than we can with our existing financial resources, also described above, without additional financing. We entered into a 24-month Strata Purchase Agreement with a private investor who committed to purchase up to $5,000,000 of our registered common stock at a discounted price to market. We intend to leverage this Strata Purchase Agreement to raise equity necessary to execute its full business plan upon completion of our 2024 annual audit. This source of financing is a short-term solution to our financing and growth needs. We have no other firm agreements, commitments, or understandings to secure additional financing at this time. Our long-term future growth and success is dependent upon our ability to continue selling our digital products and services, generate cash from operating activities and obtain additional financing on favorable terms. There is no assurance that we will be able to continue selling our digital products and services, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our ability to grow our business to a greater extent than we can with our existing financial resources, also described above.

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

As of December 31, 2024, Jason Wood, our Founder, Chairman and Chief Executive Officer, owns approximately 48% of the outstanding common stock. Additionally, Mr. Wood also holds 1,000,000 shares of Series A Preferred which have voting rights, at all times, equal to 80% of all voting rights. As a result, Jason Wood possesses significant economic influence over our affairs. His stock ownership and position as a director of the company may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combinations or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could materially and adversely affect the market price of our common stock.

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

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. As reflected in the financial statements, the Company has $1,559,296 in assets, and an accumulated deficit and working capital deficit of $8,081,892 and $1,171,822, respectively, as of December 31, 2024, and incurred a net loss and cash used in operations of $615,261 and $361,875, respectively, for the year ended December 31, 2024. Based upon our current plans, we expect to incur operating losses in future periods because we will be investing in sales resources to grow our Target Market base that may outpace our revenues in the short run.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

In 2023, we entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor who committed to purchase up to $5,000,000 of our registered common stock. We are presently unable to utilize this agreement due to our non-compliance with periodic financial reporting compliance which we anticipate will be remediated upon filing of our Form 10-K and first quarter 2025 quarterly report on Form 10-Q. We intend to leverage this Strata Agreement to raise equity necessary to execute our full business plan. Even with the Strata Agreement, we cannot guarantee that we will be successful in generating sufficient revenues in the future. In the event the Company is unable to generate sufficient revenues, it may be required to seek additional funding. Such funding may not be available or may not be available on terms that are beneficial and/or acceptable to the Company. In the event the Company cannot generate sufficient revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company. Other than a short term bridge loan and shares offered by previous Offerings as reflected in our regulatory filings, no other source of capital has been identified or sought. However, our CEO and our directors have indicated a willingness to loan funds as needed during the start-up phase of our operations to cover any shortfall in funds required to pay for offering costs, filing fees, and correspondence with our shareholders. However, our directors have not guaranteed any loans to cover a shortfall in funds should our Offerings fail. As a result, we do not have an alternate source of funds should we fail to complete previous Offerings. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

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

We operate in an intensely competitive business environment where our competitors are working on incorporating AI into their business models.

We operate in a highly competitive environment in an industry characterized by numerous advertising and marketing agencies of varying sizes, with no single advertising and marketing agency or group of agencies having a dominant position in the marketplace. Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including AI. Competitive factors include creative reputation, management, personal relationships, quality and reliability of service and expertise in particular niche areas of the marketplace. Our ability to be competitive and successful as a digital marketing company requires investment in our people, efficient use of technology capabilities (including AI solutions) and results for our clients in the form of new customers and/or expanded business relationships.

Recent changes in technology have been closing the gap between small and large competitors in our marketplace. Many of our competitors are actively experimenting with incorporating AI into their marketing services and products, which may allow them to innovate better and more quickly, which could allow them to compete more effectively on quality and price, causing us to lose business and negatively affect our ability to fully implement our business plan. AI may lower barriers to entry in our industry, and we may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services on offer may affect our customers’ expectations, requirements, or tastes in ways we cannot adequately anticipate or adapt to, causing our business to lose sales, market share, or the ability to operate profitably and sustainably.

According to the April 2025 McKinsey Quarterly report, AI infrastructure spending is expected to exceed $7 trillion by 2030. AI agents and other solutions are continuing to improve as companies gather large learning data sets to train their AI models, but those models are not yet economical. As global AI infrastructure development stabilizes and if AI programming becomes more economical to implement on a wider scale (other than just large well capitalized companies), it could drive more competition within our industry.

We have invested in acquiring digital technology marketing databases, technology stacks and other tools, including alliances with other vertical providers, to build out what we believe will be the right market offering for digital marketing services for our Target Market. If our target market demands an AI generative solution then we may need to pivot a portion of our capital investment to include AI related solutions, provided the cost offering an AI solution is net accretive to our bottom line.

To the extent that we fail to efficiently integrate AI and other emerging technologies into our marketing solutions, maintain existing clients or attract new clients, our business, financial condition, operating results, and cash flows may be affected in a materially adverse manner.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As of December 31, 2024, we have identified three continuing material weaknesses in internal control over financial reporting that pertain to:

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

Holders of Our Common Stock

As of June 23, 2025, there were approximately 108 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories, or others in unregistered form. The stock transfer agent for our securities is West Coast Stock Transfer.

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

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2024.

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

Executive Overview

We are a full service digital marketing firm that delivers marketing solutions in real-time to help our clients identify potential customers who are actively in the buying cycle. Our clients can select their digital market service and level that best suits their needs. We are primarily focused on attracting prospective clients that have revenues ranging from $5 million to $25 million with a focus on Business to Business (“B2B”) and Business to Consumer (“B2C”) consumer markets and at least $5,100 in monthly marketing spend. Prospective clients in our target market often have their own marketing teams that can more effectively leverage our flagship Specificity digital marketing services. We have additional digital marketing solutions for small business and do-it-yourself marketing professionals. Our underlying technology solution utilizes BiToS and Mobile Advertising Identifiers (MAIDs) to build audiences, effectively eliminating bot traffic and ad waste and produces real-time messaging opportunities to reach target audiences more efficiently than broad based market messaging platforms. We also implements intuitive ad sequencing, audience ID technology, Artificial Intelligence (“AI”) integration, saturation modeling, conversion funneling, Customer Relationship Management (“CRM”) integration, traffic resolution, and comprehensive analytics reporting.

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

Revenue Recognition

We recognize revenue in accordance with The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification No. 606, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Our contracts with clients are fee-for-service agreement to deliver digital marketing services. A significant number of our clients are billed a fixed monthly retainer for our services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. Revenue is recorded as services are performed which typically all occurs within a calendar month. If any customer pays for digital marketing services in advance for a planned campaign or non-recurring event, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. Our contracts with customers do not typically have performance conditions, milestones or other conditions that would prevent revenue from being earned in the month our services are delivered.

Convertible Debt

We may enter into negotiated short term convertible debt agreement to provide bridge capital in between equity raises. Our convertible debt agreements include an original issue discount, freestanding stock awards or warrants as additional consideration, and a common stock conversation feature that may be exercised by the noteholder that is either at or out of the money. We evaluate the terms of convertible debt issue prior to accepting such agreements to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs, and contingency has been resolved. Our prior convertible debt agreements included inducements such as restricted common stock and warrants to purchase common stock. We account for the following convertible debt features when present:

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

Results of Operations for the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

Revenues

During the year ended December 31, 2024, our revenue decreased to $991,143 as compared to $1,096,575 in the same period last year. The decrease in revenues was primarily related to delays of new client marketing campaigns that were outside our control. The timing of revenues may vary from time to time depending on the types of marketing services and campaigns authorized by our clients.

Cost of revenues

During the year ended December 31, 2024, cost of revenues slightly decreased to $522,715 as compared to $548,278 last year. The decrease was due to lower market data costs we use to run client marketing campaigns and services. Our total cost of services may fluctuate from time to time depending on the types of marketing services and campaigns we run for our clients.

Operating expenses

During the year ended December 31, 2024, operating expenses significantly decreased to $974,128 as compared to $1,322,607 last year. The decrease in operating expenses was primarily due to a reduction in our sales team and administrative staff. We attempted to execute an aggressive sales growth strategy in 2022 and 2023 to test our ability to scale our business model; but later decided near the end of 2023 to scale back and run with a nimbler and more experienced sales team.

Other expenses

During the year ended December 31, 2024, other expenses decreased to $109,561 as compared to $295,326 last year. In 2024, we recorded an extinguishment of debt charge of $11,409 related to our convertible note conversion rate modification and another charge of $29,242 related to our early termination of our operating lease and the remainder related to our working capital funded debt interest costs. In 2023, we had higher interest charges related to original issue discounts tied to convertible debt and related debt inducements and a non-recurring intangible asset impairment charge associated with our decision to discontinue our investor center software solution.

Provision for income taxes

During the year ended December 31, 2024 and 2023, there was no provision for income taxes as we had a net operating losses. In 2023, we placed a full valuation allowance on net deferred tax assets of approximately $2,129,650.

Net loss

During the year ended December 31, 2024, our net loss decreased to $615,261 as compared to $1,069,636 last year due to the reasons stated above.

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

Net Working Capital

At December 31, 2024, we had a net working capital deficit of approximately $1,171,822 compared to a net working capital deficit of $920,469 at December 31, 2023. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt.

We relied on proceeds from customer payments and financing activities from the private placement sale of common stock in 2024 and 2023 to fund our business operations and growth plans.

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

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the year ended December 31, 2024, net cash used in operations was approximately $361,875 driven by current year operating loss, partially offset by stock compensation. For the year ended December 31, 2023, net cash used in operations was $603,658 driven primarily by current year operating loss and accrued liabilities, partially offset by non-cash expenses including debt discount amortization, intangible asset impairment and stock-based compensation.

Cash Flows from Investing Activities

For the year ended December 31, 2024 and 2023, there were no inflows or outflows for investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the year ended December 31, 2024, net cash provided by financing activities was $316,139, primarily due to the proceeds from proceeds specialty funder working capital loans and the sale of common stock. For the year ended December 31, 2023, net cash provided by financing activities was $629,999, primarily due to the proceeds from working capital funding advances from specialty lenders, proceeds from the sale of a convertible note, proceeds from sale of common stock and proceeds from advances from our CEO.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

Not required of smaller reporting companies.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-24 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures over financial reporting were not effective.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company. As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our financial reporting disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report , using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “internal control over financial reporting”, as defined under Rule 13a-15(f) under the Exchange Act, means a process designed by, or under the supervision of, the issuer’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. Based upon the evaluation of the internal control over financial reporting at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

▪	We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties.

▪	We had inadequate document retention policies and procedures to ensure that all financial transactions were maintained and easily accessible.

▪	We had inadequate policies and procedures related to internal control over financial reporting and as such relied heavily on outside consultants and advisors to assist us in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with US GAAP and SEC disclosure requirements.

▪	We currently do not have board of directors and audit committee oversight. The lack of oversight of by a board of directors could result in failure to ensure robust financial reporting, internal controls and inaccurate disclosures. Additionally, the lack of oversight could result in a conflict of interest, undermine board objectivity, transparency, and compliance.

At such time as we raise additional working capital, we plan to add staff, initiate training, add additional subject matter expertise so that we may improve our processes, policies, procedures, and documentation of our internal control processes.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred since last year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Our current Directors and Officers of the Company are as follows:

Name	Age	Position
Jason Wood	49	Director, Chairman, President, CEO, CFO, Secretary and Treasurer
Kevin D. Frisbie	53	Director and Chief Revenue Officer
William Anderson	70	Director, COO, Retired July 1, 2024
Richard Berry	59	COO, Appointed November 1, 2024

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2024 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jason Wood	Chairman, CEO and President	2024	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$88,240(1)	$88,240
		2023	$7,002	$-0-	$-0-	$-0-	$-0-	$-0-	$189,659(1)	$196,661
Richard Berry	Chief Operating Officer	2024	$6,500	$-0-	$7,735	$-0-	$-0-	$-0-	$-0-	$14,235
		2023	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
William Anderson	Chief Operating Officer	2024	$22,488	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$22,488
		2023	$88,605	$-0-	$-0-	$-0-	$-0-	$-0-	$684	$89,289
Kevin Frisbie	Chief Revenue Officer	2024	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
		2023	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	In lieu of a cash base salary for the CEO, we cover his personal living expenses and other expenses incurred by other entities controlled by Mr. Wood. These amounts are not going to be repaid and thus were treated as compensation.

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

Kevin Frisbie. On October 1, 2021, we entered into an employment contract with Kevin Frisbie (a Director of the Company) to assume the role of Chief Revenue Officer to test our ability to scale our sales team in 2022 and 2023. The initial term of his employment agreement was for one year, with automatic annual renewals. Upon execution of the employment agreement, we issued an initial fee of 300,000 shares of our Series B Preferred Stock and agreed to pay a monthly fee of 10,000 shares of common stock per month. Kevin scaled back his involvement with our sales initiate at the end of 2022; but he remained accessible to us through the end of December 2023. Kevin was not paid a salary, stock compensation or any other compensation in 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 23, 2025, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Specificity, Inc., 8429 Lorraine Rd., Lakewood Ranch, 34202.

Shareholder(1)	Number of Shares of Common Stock Held	Number of Shares of Series A Preferred Stock(2)	Number of Shares of Series B Preferred Stock(2)	Total Voting Rights	Voting %
Jason Wood	6,510,000	1,000,000	-	46,510,000	93.0%
Kevin Frisbie	330,000	-	508,000	1,353,954	2.7%
Bill Anderson	320,000	-	-	320,000	0.6%
ClearThink Capital Management, LLC	901,693	-	-	901,693	1.7%
Totals	8,061,693	1,000,000	508,000	49,085,647	98.0%

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

(2)       Holders of Series A Preferred Stock have voting rights equal to exactly eighty percent (80%) of all voting rights available at the time of any vote, including Series A voting rights. As of June 23, 2025, Series A Preferred Stock, collectively and in their entirety, have voting rights equaling 1,000,000 votes, or exactly 80% of the total voting rights of all classes of shares which equal 12,735,109 votes (fully diluted).

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

Otherwise, from the year ended December 31, 2021, through the year ended December 31, 2024, there have been no additional transactions, or any proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest, that would be required to be disclosed herein pursuant to Items 404(a) and 404(d) of Regulation S-K.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The Company engaged CM3 Advisory in 2024 to conduct its 2023 and 2024 audit. Prior to 2023, BF Borgers CPA PC was our former independent registered public accounting firm since inception until they were permanently banned by the U.S. Securities and Exchange Commission. All fees paid to CPA firms are reported below.

Year	Audit	Taxes	Filings	Other	Total
2024	$89,000	$-	$-	$-	$89,000
2023	$22,000	$-	$-	$-	$22,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed
3.1	Articles of incorporation filed November 25, 2020	Form S-1 Filed June 23, 2021
3.2	Bylaws dated November 25, 2020	Form S-1 Filed June 23, 2021
3.3	Designation of Series A Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021
3.4	Designation of Series B Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Herein
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Herein
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herein
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herein
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: 06/23/2025	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: 06/23/2025	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on June 23, 2025 on behalf of the registrant and in the capacities indicated.

SPECIFICTY, INC.

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Specificity, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Specificity, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

June 23, 2025

We have served as the Company’s auditor since 2024.

SPECIFICITY, INC.

Balance Sheets

(Expressed in U.S. Dollars)

	DECEMBER 31,
	2024	2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,413	$49,149
Accounts receivable, net of allowance for doubtful accounts	-	4,000
Prepaid and other current assets	3,840	3,375

Total current assets	7,253	56,524

NONCURRENT ASSETS
Property and equipment, net	1,047	5,745
Operating lease right of use asset	-	20,984
Intangibles, net	1,550,996	5,888

TOTAL ASSETS	$1,559,296	$89,141

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$165,896	$118,934
Accounts payable and accrued expenses	173,941	40,687
Accrued payroll, taxes and penalties	233,898	166,300
Deferred revenue	-	53,000
Accrued interest payable - related party	100,000	50,000
Convertible note payable, net of discount	209,671	241,387
Current portion of operating lease liability	-	22,085
Related party advances	295,669	284,500

Total current liabilities	1,179,075	976,893

NON-CURRENT LIABILITIES
Related party notes payable (Pickpocket)	1,000,000	1,000,000

Total non-current liabilities	1,000,000	1,000,000

TOTAL LIABILITIES	2,179,075	1,976,893

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 13,539,544 and 11,216,438, respectively	13,539	11,216
Stock Subscription	(32,720)	-
Additional paid-in capital	7,030,034	5,116,403
Accumulated deficit	(8,081,892)	(7,466,631)

Total stockholders’ deficit	(619,779)	(1,887,752)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,559,296	$89,141

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statements of Operations

(Expressed in U.S. Dollars)

	YEAR ENDED
	DECEMBER 31,
	2024	2023

Revenues, net	$991,143	$1,096,575
Cost of services	522,715	548,278

Gross profit	468,428	548,297

Operating expenses:
Sales and marketing	179,616	450,500
Capital raise promotion expense	29,610	86,951
General and administrative expenses	746,080	687,394
Share-based compensation expense	7,735	50,000
Depreciation and amortization	11,087	47,762

Total operating expenses	974,128	1,322,607

Loss from operations	(505,700)	(774,310)
Other expense:
Interest expense	(18,910)	(195,326)
Interest expense - related party	(50,000)	(50,000)
Loss on extinguishment of debt	(11,409)	-
Loss on termination of operating lease	(29,242)	-
Intangible asset impairment charge	-	(50,000)

Total other expense	(109,561)	(295,326)

Loss before provision for income taxes	(615,261)	(1,069,636)
Provision for income taxes	-	-

Net loss	$(615,261)	$(1,069,636)

Basic and diluted loss per share	$(0.05)	$(0.10)

Basic and diluted weighted average shares outstanding	11,369,799	10,339,399

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statement of Changes in Stockholders’ Deficit

(Expressed in U.S. Dollars)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)
Balances, December 31, 2022	1,000,000	$1,000	560,000	$450,260	10,344,482	$10,344	$4,689,274	$-	$(6,396,995)	$(1,246,117)
Common stock issued in connection with S1 offering	-	-	-	-	136,341	136	172,865	-	-	173,001
Common stock issued in connection with 506 offering	-	-	-	-	400,000	400	99,600	-	-	100,000
Common stock issued in connection with Convertible Note for no consideration	-	-	-	-	50,000	50	62,450	-	-	62,500
Common stock issued in exchange for services rendered	-	-	-	-	85,615	86	42,414	-	-	42,500
Common stock issued with Strata Agreement for no consideration	-	-	-	-	200,000	200	49,800	-	-	50,000
Net loss	-	-	-	-	-	-	-		(1,069,636)	(1,069,636)
Balances, December 31, 2023	1,000,000	$1,000	560,000	$450,260	11,216,438	$11,216	$5,116,403	$-	$(7,466,631)	$(1,887,752)
Common stock issued in partial convertible note conversion	-	-	-	-	100,000	100	49,900	-	-	50,000
Common stock issued in exchange for services rendered	-	-	-	-	118,975	119	89,882	-	-	90,001
Common stock issued in connection with 506 offering	-	-	-	-	293,631	293	219,925	(32,720)	-	187,498
Employee share-based compensation	-	-	-	-	10,500	11	7,724	-	-	7,735
Common stock issued as consideration paid for HomeQ - software purchase	-	-	-	-	1,800,000	1,800	1,546,200		-	1,548,000
Net loss	-	-	-	-	-	-	-	-	(615,261)	(615,261)
Balances, December 31, 2024	1,000,000	$1,000	560,000	$450,260	13,539,544	$13,539	$7,030,034	$(32,720)	$(8,081,892)	$(619,779)

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statements of Cash Flows

(Expressed in U.S. Dollars)

	YEAR ENDED
	DECEMBER 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(615,261)	$(1,069,636)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	4,698	4,994
Amortization of intangibles	6,389	42,768
Amortization of original issue discount	-	55,000
Loss on extinguishment of debt	11,409	-
Loss on termination of operating lease	29,242	-
Intangible asset impairment charge	-	50,000
Share-based compensation expense	7,735	50,000

Changes in operating liabilities:
Accounts receivable	4,000	1,000
Prepaid expenses and other current assets	(465)	(1,005)
Accounts payable and accrued expenses	119,251	(33,524)
Accrued liabilities	67,597	125,286
Accrued interest payable	6,530	75,777
Deferred revenue	(53,000)	45,682
Accrued interest payable - related party	50,000	50,000
Net cash used in operating activities	(361,875)	(603,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital funding loans	199,250	313,837
Repayments of working capital funding loans	(81,780)	(194,903)
Proceeds from convertible promissory note issuance	-	200,000
Repayment of convertible promissory note issuances	-	(26,890)
Principal repayments under operating lease obligations	-	(42,547)
Advances from related party	11,169	90,000
Proceeds from sale of common stock (private placement)	187,500	241,249
Proceeds from sale of common stock (S-1)	-	49,253
Net cash provided by financing activities	316,139	629,999

NET CHANGE IN CASH AND CASH EQUIVALENTS	(45,736)	26,341
CASH AND CASH EQUIVALENTS, beginning of period	49,149	22,808
CASH AND CASH EQUIVALENTS, end of period	$3,413	$49,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services rendered	$89,999	$25,000
Common stock issued in partial convertible note conversion	$50,000	$-
Common stock issued in connection with Convertible Note for no consideration	$-	$62,500
Common stock issued to employees as compensation	$7,735	$-
Common stock issued as consideration paid for HomeQ	$1,548,000	$-

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $1,559,296 in assets, and an accumulated deficit and working capital deficit of $8,081,892 and $1,171,822, respectively, as of December 31, 2024, and incurred a net loss and cash used in operations of $615,261 and $361,875, respectively, for the year ended December 31, 2024. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

The Company’s ability to raise additional equity capital has been delayed due to the SEC’s enforcement proceedings against its former audit firm BF Borgers CPA PC and its owner, Benjamin F. Borgers, where in the SEC charged them with deliberate and systematic failures to comply with PCAOB standards in their audits and reviews of hundreds of public companies, which were incorporated in more than 1,500 SEC filings from January 2021 through June 2023. As a result, the Company was unable to complete and file its annual report and quarterly reports in a timely manner. In the interim, the Company raised capital through short term bridge loans and also entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor who committed to purchase up to $5,000,000 of the Company’s registered common stock (see Note 9 – Strata Purchase Agreement). The Company intends to leverage this Strata Agreement to raise equity necessary to execute its full business plan.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year end is December 31st.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these financial statements. The Company had no cash equivalents as of December 31, 2024 and 2023. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. Interest bearing deposits in excess of FDIC insured limits are uninsured and unrecoverable in the event a financial institution the Company has a deposit relationship with becomes insolvent. The Company manages uninsured deposit risk by 1) investing in government backed securities and holding such investments to maturity and 2) investing in a series of certificates of deposit at amounts below the FDIC limit at other financial institutions. The Company had no cash balances in excess of FDIC limits as of December 31, 2024 or 2023.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

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

Right of Use Assets and Liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities in the balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease agreements do not typically provide an implicit rate, as such the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For lease agreements with lease and non-lease components are generally accounted for separately.

Impairment of Long-Lived Assets

Long lived assets (including intangible assets) are reviewed by the Company’s management when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used in measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. There were no impairments of long lived assets during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recognized a non-cash impairment charge of $50,000 within other expense due to its decision abandon the planned release of investor center solution. The investor center solution target market had materially changed as there were many other competing capital raising applications offering similar technology and with larger development funding commitments.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

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

Convertible Debt

The Company may enter into negotiated short term convertible debt agreement to provide bridge capital in between equity raises. The Company evaluates the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs, and contingency has been resolved. Conversion features that appear in convertible notes issued by the Company are accounted for as set forth below:

•	Embedded Derivatives. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, then the Company will estimate the fair value of the convertible debt derivative using the Black Scholes method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt. During the year ended December 31, 2024 and 2023, there were no embedded derivatives identified.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

•	Beneficial Conversion Feature. If the conversion feature is not treated as a derivative, the Company assesses whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense which is included in the caption “interest expense” in the statements of operations. There were no beneficial conversion features identified for the Company’s prior outstanding convertible debt.

•	Warrants issued as consideration with Convertible Debt. The Company treats the issuance of shares of common stock in connection with the issuance of convertible debt as a debt discount, which is recorded as a contra-liability against the debt and amortizes the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is recorded as additional paid in capital if the stock consideration is not treated as a derivative. The Company determines the value of warrants issued in connection with convertible debt using a Black Scholes option pricing model which is a Level 2 fair value measurement. During the year ended December 31, 2024 and 2023, there were no warrants issued as an inducement for a convertible debt issuance.

•	Stock issued as consideration with Convertible Debt. The Company treats the issuance of shares of common stock in connection with the issuance of convertible debt as a debt discount, which is recorded as a contra-liability against the debt and amortizes the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is recorded as additional paid in capital if the stock consideration is not treated as a derivative. The Company determines the value of stock issued in connection with convertible debt based on quoted market prices for the Company’s common stock which is a Level 1 fair value measurement. During the year ended December 31, 2024, the Company did not issue additional consideration to its convertible noteholder. During the year ended December 31, 2023, the Company issued 50,000 shares of common stock as additional consideration to its convertible noteholder (see Note 6).

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Revenue from Contracts with Customers

The Company’s performance obligation, associated with digital marketing solutions generally consist of the promise to deliver digital marketing services. Digital marketing solutions are delivered as a service and as such the performance obligation is complete once marketing tools or solutions are made available to the customer, or as determined by the specific terms of the contract, if applicable. The Company charges its clients a fixed monthly retainer for its services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. If any customer pays for digital marketing services in advance, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. As of December 31, 2024, the Company had no deferred revenue recorded. At December 31, 2023, the Company had deferred revenue of $53,000 due to timing of the signing of the contract and completion of services, which occurred in January 2024.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Advertising, Marketing and Promotion Costs

The Company expenses advertising, marketing and promotion costs related to its digital marketing offerings in the period in which the expenditure is incurred. Digital marketing services will be promoted through recognized social media networks and other marketing channels, and at targeted events. During the years ended December 31, 2024 and 2023, the Company incurred website, general marketing, advertising, branding and promotion costs of $179,616 and $450,500, respectively.

Capital Raise Promotion Costs

The Company expenses capital raise costs in the period in which the expenditure is incurred. Promotion expenses include digital investor website and processing platform fees, investor relations and related advisory fees, marketing and promotion campaigns to promote the Company’s equity raise. During the years ended December 31, 2024 and 2023, the Company incurred capital raise promotion costs of $29,610 and $86,951, respectively.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share (EPS)”. EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all potential common shares if their effect is anti-dilutive (See Note 11).

New Accounting Pronouncements

On January 1, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. There was no material impact upon adoption of this ASU as the Company’s operates a single segment business and all significant revenues and costs to conduct business are disclosed in its statements of operations.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

	DECEMBER 31,
	2024	2023

Base salary paid	$-	$7,002
Automobile lease payments	31,185	34,425
Personal expenses paid on behalf of CEO	21,960	66,013
Interest Accrued or Paid on related party payable to CEO	50,000	50,000
Non-cash compensation	10,391	11,095
Health insurance	1,000	6,241
Apartment	23,704	71,885

Total	$138,240	$246,661

All compensation paid to the CEO was classified as officer compensation within general and administrative expense in the statement of operations.

Related Party Notes Payable (Pickpocket)

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s CEO to acquire an 80% equity interest in Pickpocket Inc. (“Pickpocket”) for a purchase price of $1 million and paid consideration in the form of a promissory note bearing simple interest at a rate of 5% per annum. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the purchase price as compensation to the officer. The transaction was accounted for on a carryover basis as the CEO was the controlling shareholder in both entities. As of December 31, 2024 and 2023, the Company has accrued interest of $100,000 and $50,000, respectively, included within accrued interest – related party on the accompanying balance sheet.

Executive Officer Advances to the Company (Related Party Advances)

The Company’s CEO and COO provided unsecured credit advances to the Company to fund operations in between financing rounds. These advances do not incur interest and are due on demand. As of December 31, 2024 and 2023, unpaid credit advances were $295,669 and $284,500, respectively.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

	DECEMBER 31,
	2024	2023

NewCo Capital Group Future Revenue Purchase Agreement dated March 3, 2023 (1)	$40,630	$64,130
Parkside Funding Group LLC Revenue Purchase Agreement dated August 3, 2023 (2)	49,284	54,804
Funding Futures Revenue Purchase Agreement dated February 27, 2024 (3)	25,982	-
ClearThink Capital LLC (4)	50,000	-
Total working capital funding loans	$165,896	$118,934

(1)	On March 2, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $120,000 (net of underwriting and original fees of $7,200) for which $169,200 will be repaid in 36 weekly installments of $4,700, with a minimum payment of 10% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 29.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay additional fees of 30% of the unpaid balance to cover legal fees required by the third party to pursue collection in the event of default. During the year ended December 31, 2024, the Company resumed making weekly payments.

(2)	On August 3, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $57,000 (net of $3,000 in underwriting fees) for which $84,000 will be repaid in weekly installments of $3,231 with a minimum payment of 22% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 32.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 and additional fees of 33% of the unpaid balance to cover legal fees required to pursue collection in the event of default. As of December 31, 2023, the required payments were not made, and the Company was in default. On August 23, 2023, the Company entered into a Settlement Agreement and General Release with the lender to settle unpaid advances. During the year ended December 31, 2024, the Company resumed making weekly payments.

(3)	On February 27, 2024, the Company entered into a future revenue purchase agreement and received proceeds of $18,000 (net of $2,000 in underwriting fees) for which $29,980 will be repaid in daily installments of $428, with a minimum payment of 9% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO. The percentage purchased factor representing interest expense under this arrangement was approximately 66.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 or up to 25% of the unpaid balance to cover legal fees required to pursue collection in the event of default.

(4)	As more fully described in Note 9, Strata Purchase Agreement, the Company borrowed $50,000 to cover operating expenses associated with the audit of the financial statements. All amounts borrowed are expected to be settled as part of the Strata Purchase Agreement.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 6 – CONVERTIBLE NOTE AGREEMENT

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

	DECEMBER 31,
	2024	2023

Convertible Note, dated April 25, 2023, fixed installments of $26,889, matured in June 2024 and currently in default (1)	$133,894	$193,110
Deduct: Unamortized Original Issue Discount (2)(3)(4)	-	(27,500)
Convertible Note principal balance payable	$133,894	$165,610
Add: Convertible Note interest payable (5)	75,777	75,777
Total Convertible Note payable	$209,671	$241,387

Total Convertible Note payable at maturity	$218,888	$268,888

(1)	The Convertible Note requires a fixed monthly repayment of approximately $26,889 starting July 24, 2023, and ending on March 24, 2024. Unpaid principal and interest may be converted by the noteholder into shares of the Company’s common stock at a conversion price of $1.50 per share at any time while the Convertible Note remains outstanding. On January 29, 2024, the Company decreased the conversion price from $1.50 to $0.50. The Company and the note holder agreed to decrease the conversion ratio to compensate for the debt default position. The conversion ratio modification did not substantively change the cash flows associated with the original Convertible Note; however, the modification resulted in a substantive change in the conversion feature. This modification of the conversion feature was accounted for as a debt extinguishment and a loss on extinguishment of $11,408 was recognized during the year ended December 31, 2024. There were other modifications made to the Convertible Note. On February 3, 2024, the note holder converted $50,000 in outstanding principal into 100,000 shares of common stock.

(2)	The Convertible Note included a $20,000 original issue discount which is being amortized over the life of the Convertible Note. As of December 31, 2023, the unamortized original issue discount was $6,667. The conversion feature modification made during the nine month period ended September 30, 2024, resulted in a debt extinguishment which resulted in the write-off of the remaining original issue discount associated with the original Convertible Note.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

(3)	The Convertible Note included an additional original issue discount of $62,500, which reflects the fair value of 50,000 shares of restricted stock that was awarded as an additional inducement to the noteholder. As of December 31, 2023, the unamortized original issue discount was $20,833. The conversion feature modification made during the during the year ended December 31, 2024, resulted in a debt extinguishment which resulted in the write-off of the remaining additional original issue discount recorded in relation to shares issued in connection with the original Convertible Note issuance.

(4)	The Convertible Note included 200,000 warrants to purchase common stock at a strike price of $5.00 per warrant (after giving effect to any adjustments for stock splits or dividends or subsequent offering rights) by paying cash or cashless exercise. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $1.25, exercise price of $5.00, risk free rate of 3.7%, volatility of 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the during the year ended December 31, 2024, there were no changes in the terms and conditions of warrants to purchase common stock issued in connection with the Convertible Note.

(5)	The Convertible Note assessed an additional 10% interest on the face value of the Convertible Note upon issuance which increased the amount due from $220,000 to $242,000. In the event of a default, the noteholder may increase the unpaid balance by 125% as a penalty for such default. Any additional increase in the unpaid balance as a result of an event of default shall be recognized immediately as additional interest expense. During the year ended December 31, 2024, there were no scheduled payments made by the Company. During the year ended December 31, 2023, the Company made only one scheduled payment to the noteholder. Pursuant to Section 2(a)(i) of the Convertible Note Agreement, failure to pay the noteholder amounts when due constitutes an event of default and recognition of a penalty equal to 125% of the unpaid principal and interest due to the note holder. As of December 31, 2024 and 2023, unpaid accrued interest payable included $22,000 of interest since issuance of the Convertible Note and penalty interest of $53,778, respectively. The note holder has not made any demand for payment.

NOTE 7 – OPERATING LEASE RIGHT OF USE ASSET AND LIABILITY

On May 1, 2021, the Company entered into a 4 year office non-cancellable operating lease agreement commencing on June 16, 2021 and recorded a right of use asset and liability of $104,665.

On January 31, 2024, the Company abandoned its office space as part of its decision to transition to a remote working environment and entered into early lease termination negotiations with the landlord. On March 29, 2024, the Company finalized an early termination of its operating lease agreement with its landlord. Under the terms of the lease termination agreement dated March 29, 2024, the Company agreed to pay a lease termination fee of $33,895, which is included on the balance sheet within “accrued expenses”. The Company and landlord agree to settle the lease termination fee in exchange for digital marketing services to be provided by the Company during the first quarter of 2025, after the landlord completes planned renovations to the building. The Company recognized a net loss of $29,242 under the caption “Loss on termination of operating lease” within the statement of operations for the year ended December 31, 2024.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

The components of operating lease right of use asset was as follows:

	DECEMBER 31,
	2024	2023

Operating lease cost:
Amortization of right of use assets	$3,497	$41,964
Interest on operating lease liability	55	2,344

Total operating lease costs	$3,552	$44,308

As of December 31, 2023, the weighted average remaining lease term is 6 months, with remaining payments of $22,279 less imputed interest of $194.

Cash paid for operating leases included in operating cash flows was $0 and $43,909, respectively.

NOTE 8 – INCOME TAXES

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

The Company’s net deferred tax assets consisted of the following:

	DECEMBER 31,
	2024	2023

Deferred tax assets:
Net operating loss carryforward	$1,684,352	$1,598,368
Share-based compensation	501,224	579,388
Charitable contributions	1,079	1,079
Total deferred tax assets	$2,186,655	$2,178,835
Less: valuation allowance	(2,129,392)	(2,132,583)
Total deferred tax assets, net	$57,263	$46,252

Deferred tax liabilities:
Depreciation	$1,351	$1,351
Accrued compensation	55,912	44,901
Total deferred tax liabilities	$57,263	$46,252

Net deferred tax asset or liability	$-	$-

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

	DECEMBER 31,
	2024	2023
Deferred tax asset valuation allowance:
Beginning balance	$(2,132,583)	$(670,986)
Increase	3,191	(1,461,597)
Ending balance	$(2,129,392)	$(2,132,583)

As of December 31, 2024 and 2023, the Company provided a 100% valuation allowance against the net deferred tax assets.

Provision for income tax (benefit) effective rates, which differs from the federal and state statutory rates were as follows for the years ended:

	DECEMBER 31,
	2024	2023

Tax at U.S. federal statutory rate	21.00%	21.00%
State, net of federal benefit	5.73%	5.89%
Non-Deductible Expenses	-0.94%	-0.40%
Change in valuation allowance	-25.79%	-26.49%
	0.00%	0.00%

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”). As of December 31, 2024, the Company is currently not under examination by the IRS. The Company did not have any unrecognized tax benefits at either December 31, 2024 or 2023. If applicable in the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

The Company files state income tax returns in Nevada and Florida. As of December 31, 2024, the Company is currently not under examination by either state tax authority.

NOTE 9 – CAPITAL STRUCTURE

During the year ended December 31, 2024 and 2023, there were no equity transactions that could result in a change in control of the Company which would trigger any conversion provision contained within the Company’s Convertible Note, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments:

•	Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock. On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration. There were no changes in Series A shares during the years ended December 31, 2024 or 2023.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

•	Series B Preferred Stock

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

In 2020, the Company issued 260,000 shares of Series B preferred stock for no additional consideration at a fair value of $260. In 2022, the Company issued 300,000 shares of Series B preferred stock as compensation to the Chief Revenue Officer (“CRO”) of the Company. The Company estimated the fair value of Series B at $1.50 per share (average transaction price for common stock sold during the same period), which resulted in a total fair value of $450,000. As of December 31, 2024 and 2023, the Company’s CRO beneficially held 404,000 Series B shares and indirectly through his spouse and son held 196,000 Series B shares.

There were no changes in Series B shares during the years ended December 31, 2024 or 2023.

•	Common Stock

As of December 31, 2024, the Company had 50 million authorized shares of common stock with a par value of $0.001, of which 13,539,544 were issued and outstanding. Common stockholders are entitled to one vote per share on all matters submitted to a vote of stockholders. As of December 31, 2024 and 2023, Company insiders held in aggregate 7.5 million shares and 7.2 million shares of common stock, respectively. The Company’s CEO controls approximately 93% of the voting power of the Company’s common stock.

•	Strata Purchase Agreement

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 10 – SHARED BASED COMPENSATION AND WARRANTS

Share-Based Compensation

During the year ended December 31, 2024, the Company issued shared 10,500 shares of common stock as based compensation to its Chief Operating Officer as part of his compensation package. During the year ended December 31, 2023, the Company did not issue any shares of common stock as based compensation to any employees. The Company did not adopt stock option incentive plan or issue any stock options or other service based awards to any employee, advisor or consultant during the years ended December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, the Company issued 118,975 and 85,615 shares of common stock, respectively, in partial satisfaction of amounts owed to its capital raise consultants.

Warrants to Purchase Common Stock

On October 1, 2021, the Company issued 200,000 detachable warrants at an exercise price of $3.00 per warrant in connection with a private equity offering. While the Company contemporaneously issued warrants in connection with this capital raise transaction, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $0.25, exercise price of $3.00, risk free rate of 4.57%, volatility of 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the years ended December 31, 2024 and 2023, there were no exercises of warrants to purchase common stock.

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with its Convertible Note (see Note 6). While the Company contemporaneously issued warrants in connection with a Convertible Note issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of the Convertible Note does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in the Note instrument. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. During the years ended December 31, 2024 and 2023, there were no exercises of warrants to purchase common stock.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

The table below summarizes the status of warrants outstanding and exercisable as follows:

	2024		2023
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Warrants outstanding, January 1,	400,000	$4.00	200,000	$3.00
Issued	-	-	200,000	5.00
Exercised	-	-	-	-
Expired	-	-	-	-
Warrants outstanding, December 31,	400,000	$4.00	400,000	$4.00

Warrants exercisable, December 31,	400,000	$4.00	400,000	$4.00

NOTE 11 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the years ended December 31, 2024 and 2023, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	DECEMBER 31,
	2024	2023

Convertible Note (see Note 6)	437,775	179,258
Series A Preferred (see Note 9)	5,000,000	5,000,000
Series B preferred stock (see Note 9)	1,353,954	1,121,010
Detachable common stock warrants (see Note 10)	400,000	400,000
Total anti-dilutive securities excluded from diluted weighted average common shares	7,191,730	6,700,268

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the year ended December 31, 2024, to the date these financial statements were issued, and determined that there were no material subsequent events to disclose in these financial statements.