Form 10-Q
period 2025-03-31
SPECIFICITY, INC.
filed 2025-06-30
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: [13,612,841] shares of common stock as of June 30, 2025.

SPECIFICITY, INC

TABLE OF CONTENTS

(UNAUDITED)

SPECIFICTY, INC.

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

SPECIFICITY, INC

BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)

	MARCH 31,	DECEMBER 31,
	2025	2024
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$3,413
Prepaid and other current assets	15,340	3,840

Total current assets	15,340	7,253

NONCURRENT ASSETS
Property and equipment, net	770	1,047
Intangibles, net	1,550,621	1,550,996

TOTAL ASSETS	$1,566,731	$1,559,296

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$188,396	$165,896
Accounts payable and accrued expenses	230,136	173,941
Accrued payroll, taxes and penalties	254,020	233,898
Accrued interest payable - related party	112,500	100,000
Convertible note payable, net of discount	209,671	209,671
Related party advances	271,214	295,669

Total current liabilities	1,265,937	1,179,075

NON-CURRENT LIABILITIES
Related party notes payable (Pickpocket)	1,000,000	1,000,000

Total non-current liabilities	1,000,000	1,000,000

TOTAL LIABILITIES	2,265,937	2,179,075

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 13,588,714 and 13,539,544, respectively	13,589	13,539
Stock Subscription	-	(32,720)
Additional paid-in capital	7,058,053	7,030,034
Accumulated deficit	(8,222,108)	(8,081,892)

Total stockholders’ deficit	(699,206)	(619,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,566,731	$1,559,296

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

	THREE MONTHS END
	MARCH 31,
	2025	2024
	(UNAUDITED)

Revenues, net	$298,050	$398,861
Cost of services	154,776	114,659

Gross profit	143,274	284,202

Operating expenses:
Sales and marketing	56,731	26,577
Capital raise promotion expense	3,890	13,329
General and administrative expenses	204,149	203,595
Share-based compensation expense	5,568	-
Depreciation and amortization	652	5,120

Total operating expenses	270,990	248,621

Loss from operations	(127,716)	35,581
Other expense:
Interest expense	-	(18,910)
Interest expense - related party	(12,500)	(12,500)
Loss on extinguishment of debt	-	(11,409)
Loss on termination of operating lease	-	(29,242)

Total other expense	(12,500)	(72,061)

Loss before provision for income taxes	(140,216)	(36,480)
Provision for income taxes	-	-

Net loss	$(140,216)	$(36,480)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	13,553,903	11,294,078

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN U.S. DOLLARS)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Three Months Ended March 31, 2024)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
(Unaudited)
Balances, December 31, 2023	1,000,000	$1,000	560,000	$450,260	11,216,438	$11,216	$5,116,403	$-	$(7,466,631)	$(1,887,752)
Common stock issued in partial convertible note conversion	-	-	-	-	100,000	100	49,900	-	-	50,000
Common stock issued in exchange for services rendered	-	-	-	-	22,571	23	22,478		-	22,501
Net loss	-	-	-	-	-	-	-	-	(36,480)	(36,480)
Balances, March 31, 2024	1,000,000	$1,000	560,000	$450,260	11,339,009	$11,339	$5,188,781	$-	$(7,503,111)	$(1,851,731)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Three Months Ended March 31, 2025)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
(Unaudited)
Balances, December 31, 2024	1,000,000	$1,000	560,000	$450,260	13,539,544	$13,539	$7,030,034	$(32,720)	$(8,081,892)	$(619,779)
Common stock issued in connection with 506 offering	-	-	-	-	-	-	-	32,720	-	32,720
Common stock issued in exchange for services rendered	-	-	-	-	38,670	39	22,461	-	-	22,500
Common stock issued as compensation to employee	-	-	-	-	10,500	11	5,558	-	-	5,569
Net loss	-	-	-	-	-	-	-	-	(140,216)	(140,216)
Balances, March 31, 2025	1,000,000	$1,000	560,000	$450,260	13,588,714	$13,589	$7,058,053	$-	$(8,222,108)	$(699,206)

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(EXPRESSED IN U.S. DOLLARS)

	THREE MONTHS END
	MARCH 31,
	2025	2024
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,216)	$(36,480)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	277	1,248
Amortization of intangibles	375	3,872
Loss on extinguishment of debt	(6,875)	11,409
Loss on termination of operating lease	-	29,242

Changes in operating liabilities:
Accounts receivable	-	4,000
Prepaid expenses and other current assets	(11,500)	(4,711)
Accounts payable and accrued expenses	131,219	34,101
Accrued liabilities	20,121	(54,414)
Accrued interest payable	6,876	18,509
Deferred revenue	-	(53,000)
Accrued interest payable - related party	12,500	12,500
Net cash provided by (used in) operating activities	12,777	(33,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital funding loans	16,900	38,125
Repayments of working capital funding loans	(41,355)	(52,143)
Advances from related party	(24,455)	-
Proceeds from sale of common stock (private placement)	32,720	-
Net cash used in financing activities	(16,190)	(14,018)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,413)	(47,742)
CASH AND CASH EQUIVALENTS, beginning of period	3,413	49,149
CASH AND CASH EQUIVALENTS, end of period	$-	$1,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services rendered	$22,501	$22,501
Common stock issued in partial convertible note conversion	$-	$50,000
Common stock issued to employees as compensation	$5,569	$-

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

The Company’s unaudited financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $1,566,731 in assets, and an accumulated deficit and working capital deficit of $8,222,108 and $1,250,597, respectively, as of March 31, 2025, and incurred a net loss and cash provided by operations of $140,216 and $12,777, respectively, for the three month period ended March 31, 2025. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

The Company’s anticipates it will be compliant with its periodic financial reporting requirements with the filing of its March 31, 2025 Report on Form 10-Q. In the interim, the Company raised capital through short term bridge loans and also entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor who committed to purchase up to $5,000,000 of the Company’s registered common stock (see Note 9 – Strata Purchase Agreement). The Company intends to leverage this Strata Agreement to raise equity necessary to execute its full business plan.

In the long run, the ability of the Company to continue as a going concern is dependent on its ability to implement the business plan, raise capital, and generate sufficient revenues to generate positive net income and cash flow. There is no guarantee that the Company will ever be able to raise sufficient capital or generate a level of revenue to sustain its operations. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (”SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited interim financial statements have been included. Such adjustments consist of normal recurring adjustments. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024 as reported on Form 10-K. The results of operations for the three month period ended March 31, 2025 are not indicative of the results that may be expected for the full year.

Reportable Operating Segments

The Company operates its digital marketing business as a single segment business. The Company considers a combination of factors when evaluating the composition of potential reportable segments, including the results regularly provided to our Chief Executive Officer, who is our chief operating decision maker, economic characteristics of our digital marketing services offered, classes of clients (when applicable), geographic considerations (e.g. United States versus the rest of the world), and regulatory environment considerations (if applicable).

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP and pursuant to SEC rules and regulations requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of share-based compensation, embedded derivatives within convertible note issuances, and allowance against deferred tax assets.

Revenue from Contracts with Customers

The Company’s performance obligation, associated with digital marketing solutions generally consist of the promise to deliver digital marketing services. Digital marketing solutions are delivered as a service and as such the performance obligation is complete once marketing tools or solutions are made available to the customer, or as determined by the specific terms of the contract, if applicable. The Company charges its clients a fixed monthly retainer for its services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. If any customer pays for digital marketing services in advance, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. As of March 31, 2025 and December 31, 2024, the Company had no deferred revenue recorded.

The Company’s standard sales terms generally do not generally allow for a right of return due to the nature of digital marketing services. After completion of the Company’s performance obligation, there is an unconditional right to consideration as outlined in the contract. Revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied.

The Company offers these three digital marketing solutions for its customers to choose from.

1.	Tradigital Partners - White-Label Digital Marketing Solutions for Ad Agencies. Tradigital Partners is a specialized white-label digital marketing service designed exclusively for advertising agencies to partner their traditional campaigns with digital. This solution allows agencies to expand their service offerings by providing cutting-edge digital marketing solutions under their own brand, without the need for in-house expertise or infrastructure.

2.	Put-Thru - Enterprise-Grade Digital Marketing, Scaled for SMBs. Put-Thru is a digital marketing tech stack designed specifically for small and medium-sized businesses (“SMBs”). Unlike enterprise-level marketing platforms that require significant investment and expertise, Put-Thru delivers powerful digital advertising solutions at an affordable price point, helping SMBs compete with larger brands.

3.	Pickpocket - DIY Digital Marketing Platform for Small Business Owners. Pickpocket is a do-it-yourself digital marketing platform built for small business owners who want to take control of their advertising efforts while cutting out the waste of audiences that don't make sense for their product or service. Designed for businesses with annual revenues between$500,000 and $5 million, Pickpocket leverages behavior-based ID technology to help users build ideal customer profiles and directly target potential buyers through their mobile devices. The main goal of Pickpocket is to directly target your competitors. Although fully developed, Pick Pocket has not yet generated revenue, presenting an opportunity for future monetization strategies, including subscriptions, performance-based pricing, or value-added services.

Adhoc marketing services are available on a fee for service basis and include email marketing, automated marketing, content marketing, social media content creation, digital production marketing, branding standards, logo creation, website creature, brochure creation, print marketing, targeted print campaigns, Google and Bind display ads, Google and Bing pay per click campaigns, Google local service ads, Test campaigns, search engine optimization, blog creation, voice marketing, radio commercial creation, influencer marketing collaboration and proximity marketing.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation insurance premiums. The Company has never experienced any losses related to these balances.

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

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, increased by the potentially dilutive common shares that were outstanding during the period. See Note 11 for additional information.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreements

On January 1, 2021, the Company entered into a 1-year employment agreement (“Agreement”) with Mr. Jason Wood, the Company’s Chief Executive Officer (“CEO”). The Agreement renews automatically on an annual basis. If the CEO is terminated without cause, then the remaining current contract year shall be paid upon termination. The Company currently pays the CEO’s personal living expenses in lieu of a direct salary. During the three month period ended March 31, 2025 and 2024, the Company paid compensation totaling approximately $6,455 and $52,010, respectively.

Related Party Notes Payable (Pickpocket)

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s CEO to acquire an 80% equity interest in Pickpocket Inc. (“Pickpocket”) for a purchase price of $1 million and paid consideration in the form of a promissory note bearing simple interest at a rate of 5% per annum. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the purchase price as compensation to the officer. The transaction was accounted for on a carryover basis as the CEO was the controlling shareholder in both entities. As of March 31, 2025 and December 31, 2024, the Company has accrued interest of $62,500 and $50,000, respectively, included within accrued interest – related party on the accompanying balance sheets. During the three month period ended March 31, 2025, there were no changes in terms or conditions under the Picketpocket share purchase agreement. As of March 31, 2025 and December 31, 2024, related party notes payable was $1,000,000, respectively, and reported on the accompanying balance sheets.

Executive Officer Advances to the Company (Related Party Advances)

The Company’s CEO provided unsecured credit advances to the Company to fund payroll and digital marketing platform operating costs in between financing rounds. These advances do not incur interest and are due on demand. As of March 31, 2025 and December 31, 2024, cumulative unpaid credit advances were $271,214 and $295,669, respectively.

NOTE 5 – WORKING CAPITAL FUNDING LOANS

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

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2025	2024
	(UNAUDITED)
NewCo Capital Group Future Revenue Purchase Agreement dated March 3, 2023 (1)	$40,630	$40,630
Parkside Funding Group LLC Revenue Purchase Agreement dated August 3, 2023 (2)	49,284	49,284
Funding Futures Revenue Purchase Agreement dated February 27, 2024 (3)	25,982	25,982
ClearThink Capital Partners LLC (4)	72,500	50,000
Total working capital funding loans	$188,396	$165,896

(1)	On March 2, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $120,000 (net of underwriting and original fees of $7,200) for which $169,200 will be repaid in 36 weekly installments of $4,700, with a minimum payment of 10% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 29.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay additional fees of 30% of the unpaid balance to cover legal fees required by the third party to pursue collection in the event of default.

(2)	On August 3, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $57,000 (net of $3,000 in underwriting fees) for which $84,000 will be repaid in weekly installments of $3,231 with a minimum payment of 22% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 32.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 and additional fees of 33% of the unpaid balance to cover legal fees required to pursue collection in the event of default.

(3)	On March 7, 2024, the Company entered into a future revenue purchase agreement and received proceeds of $18,000 (net of $2,000 in underwriting fees) for which $29,980 will be repaid in daily installments of $428, with a minimum payment of 9% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO. The percentage purchased factor representing interest expense under this arrangement was approximately 40.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 or up to 25% of the unpaid balance to cover legal fees required to pursue collection in the event of default.

(4)	On October 3, 2024, as more fully described in Note 9, the Company entered into short term securities lending agreement to borrow up to $150,000 to cover professional service fees associated with the reaudit of the financial statements and costs to maintain reporting compliance. As of March 31, 2025, the unused portion of the securities lending agreement was $77,500.

NOTE 6 – CONVERTIBLE NOTE AGREEMENT

On April 25, 2023, the Company entered into Securities Purchase Agreement (“SPA Agreement”) with a third party to obtain bridge financing. Pursuant to the SPA Agreement, the Company entered into an unsecured 9-month convertible promissory note (“Convertible Note”) with a principal amount of $220,000. The Company paid additional consideration of 50,000 restricted shares of common stock and a detachable warrant to purchase up to 200,000 shares of common stock at an exercise price of $5.00 per warrant. The Company previously recognized at issuance an original issue discount (“OID”) of $82,500, which included $20,000 discount and $62,500 additional OID related to the fair value of restricted stock awarded as an additional inducement to the noteholder. Additionally, the Company recorded total accrued interest of $75,778, which included an additional interest charge of $22,000 at the time of issuance and default penalty interest of $53,778 as a result of not paying in accordance with the terms and conditions of the Convertible Note.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

Convertible Note was classified as current and was comprised as follows:

	MARCH 31,	DECEMBER 31,
	2025	2024
	(UNAUDITED)
Convertible Note, dated April 25, 2023, fixed installments of $26,889, matured in June 2024 and currently in default (1)	$133,894	$133,894
Add: Convertible Note interest payable (2)	75,777	75,777
Total Convertible Note payable	$209,671	$209,671

Total Convertible Note payable at maturity	$218,888	$218,888

(1)	The Convertible Note required a fixed monthly repayment of approximately $26,889 starting July 24, 2023, and ending on March 24, 2024. Unpaid principal and interest may be converted by the noteholder into shares of the Company’s common stock at a conversion price of $1.50 per share at any time while the Convertible Note remains outstanding. On January 29, 2024, the Company decreased the conversion price from $1.50 to $0.50. The Company and the note holder agreed to decrease the conversion ratio to compensate for the debt default position. The conversion ratio modification did not substantively change the cash flows associated with the original Convertible Note; however, the modification resulted in a substantive change in the conversion feature. There were no other modifications made to the Convertible Note. On February 3, 2024, the note holder converted $50,000 in outstanding principal into 100,000 shares of common stock.

(2)	The Convertible Note assessed an additional 10% interest on the face value of the Convertible Note upon issuance which increased the amount due from $220,000 to $242,000. Pursuant to Section 2(a)(i) of the Convertible Note Agreement, failure to pay the noteholder amounts when due constitutes an event of default and recognition of a penalty equal to 125% of the unpaid principal and interest due to the note holder. As of March 31, 2025 and December 31, 2024, unpaid accrued interest payable included $22,000 of interest since issuance of the Convertible Note and penalty interest of $53,778. The note holder has not made any demand for payment.

NOTE 7 – INCOME TAXES

The Company’s effective tax rate is 0% for the three month period ended March 31, 2025 and 2024, as the Company did not have any taxable income due to its continued net operating losses. The Company’s deferred tax assets increased primarily due to its net operating losses, for which a full valuation allowance has been applied. There were no significant changes in the types of temporary differences which resulted in deferred taxes. The Company is not currently under examination by any federal, state or local tax authority in connection with their prior tax filings.

NOTE 8 – CAPITAL STRUCTURE

During the three month period ended March 31, 2025, there were no equity transactions that could result in a change in control of the Company which would trigger any conversion provision contained within the Company’s Convertible Note, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments and changes during the quarter reporting periods:

•	Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock. On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration. There were no changes in Series A shares during the three month period ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the Company had 1,000,000 shares of Series A Preferred Stock authorized, issued and outstanding.

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

In 2020, the Company issued 260,000 shares of Series B preferred stock for no additional consideration at a fair value of $260. In 2022, the Company issued 300,000 shares of Series B preferred stock as compensation to the Chief Revenue Officer (“CRO”) of the Company. The Company estimated the fair value of Series B at $1.50 per share (average transaction price for common stock sold during the same period), which resulted in a total fair value of $450,000. As of March 31, 2025 and December 31, 2024, the Company’s CRO beneficially held 404,000 Series B shares, 104,000 Series B shares indirectly through his spouse and 52,000 Series B shares through his son. There were no changes in Series B shares during the three month periods ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the Company had 560,000 shares of Series B Preferred Stock authorized, issued and outstanding.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

•	Common Stock

As of March 31, 2025, the Company had 50 million authorized shares of common stock with a par value of $0.001, of which 13,588,714 were issued and outstanding. Common stockholders are entitled to one vote per share on all matters submitted to a vote of stockholders. As of March 31, 2025 and December 31, 2024, Company insiders held in aggregate 7.5 million shares of common stock, respectively. The Company’s CEO controls approximately 93% of the voting power of the Company’s common stock.

NOTE 9 – CAPITAL MARKET RAISE CONSULTING AND FUNDING AGREEMENTS

The Company decided to engage a single equity funder to streamline its equity raise requirement. The following summarizes its capital raise consulting and equity funding agreements:

Tysadco Partners(“Tysadco”)

On September 1, 2022, the Company engaged Tysadco Partners to provide consulting services on a monthly basis. Under the terms of the consulting services agreement with Tysadco, the Company is billed $7,500 for consulting services, consisting of a $2,500 monthly cash retainer and a $5,000 monthly equity retainer payable in common stock. Tysadco has the option to settle all consulting services invoices in the form of common stock. During the three month period ended March 31, 2025 and 2024, the Company accrued $22,500, respectively. During the three month period ended March 31, 2025 and 2024, the Company issued 38,673 and 22,571 shares of common stock, respectively, in partial settlement of accrued consulting services. As of March 31, 2025 and December 31, 2024, the Company had accrued consulting services fees totaling approximately $27,500 and $12,500, respectively, which could be converted into 61,111 and 16,667 shares of common stock, respectively. As of March 31, 2025 and December 31, 2024, Tysadco held 247,356 and 201,693 shares of the Company’s common stock, respectively.

ClearThink Capital Partners, LLC (“ClearThink”) Strata Agreement

In August 2022, ClearThink commenced its relationship with the Company with a $50,000 common stock private placement. On November 29, 2023, the Company entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with ClearThink. Under the terms of the Strata Agreement, ClearThink committed to purchase up to $5,000,000 of the Company’s registered common stock with a purchase price equal to 80% of the average of the two lowest daily stock prices during a ten (10) day trading period. The Strata Agreement requires a minimum purchase of $25,000 with a maximum purchase at the lesser or $1,000,000 or 500% of the daily average shares traded for the prior 10-day period. At no time shall the total number of shares purchased under this Strata Agreement exceed 9.99% of the Company’s outstanding common stock. ClearThink made an initial purchase of 400,000 shares of restricted stock in exchange for $100,000. Additionally, the Company issued an additional 200,000 shares of common stock to ClearThink as additional consideration which had a fair value of $50,000. During the three month period ended March 31, 2025, there were no proceeds received in connection with the Strata Agreement.

ClearThink Advance Funding Agreement

In October 2024, ClearThink agreed to provide interim working capital funding (“funding advances”) to cover additional compliance costs associated with its requirement to reaudit its 2022 and 2023 annual financial statements and 2024 quarterly interim financial statements due to the permanent censure of its former auditor BF Borgers PC. As of March 31, 2025, and December 31, 2024, the Company had cumulative funding advances of $72,500 and $50,000, respectively. On June 26, 2025, the Company and ClearThink formalized a working capital funding agreement to provide $150,000 in total advances with fixed interest of $50,000 and additional ten (10) percent interest on the total outstanding balance. All amounts shall be due and payable when the Company is fully compliant with public company financial reporting requirements. Subsequent to March 31, 2025, the Company used the remaining working capital funding to cover audit and compliance costs.

As of March 31, 2025 and December 31, 2024, ClearThink held 600,000 shares of common stock, respectively.

NOTE 10 – SHARE-BASED COMPENSATION AND WARRANTS

Share-Based Compensation

During the three month period ended March 31, 2025, the Company issued 10,500 common shares to its COO in connection with his employment agreement and issued 38,673 shares in partial satisfaction of amounts owed to its capital raise consultants ClearThink. The fair value of share based compensation issued was $28,069 during the three months ended March 31, 2025. During the three month period ended March 31, 2024, the Company did not issue any share based compensation to any employees; however, the Company issued 22,571 shares of common stock in partial satisfaction of amounts owed to its capital raise consultants ClearThink which had a fair value of $22,501.

The Company did not adopt stock option incentive plan or issue any stock options or other service based awards to any employee, advisor or consultant during the three month periods ended March 31, 2025 or 2024.

Warrants to Purchase Common Stock

On October 1, 2021, the Company issued 200,000 detachable warrants at an exercise price of $3.00 per warrant in connection with a private equity offering. While the Company contemporaneously issued warrants in connection with this capital raise transaction, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $0.25, exercise price of $3.00, risk free rate of 4.57%, volatility of 10% to 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the three month period ended March 31, 2025 or 2024, there were no exercises of warrants to purchase common stock.

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with its Convertible Note (see Note 5). While the Company contemporaneously issued warrants in connection with a Convertible Note issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of the Convertible Note does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in the Note instrument. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. During the three month period ended March 31, 2025 or 2024, there were no exercises of warrants to purchase common stock.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

The table below summarizes the status of warrants outstanding and exercisable as follows:

	2025		2024
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
	(UNAUDITED)
Warrants outstanding, January 1,	400,000	$4.00	400,000	$4.00
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Warrants outstanding, March 31,	400,000	$4.00	400,000	$4.00

Warrants exercisable, March 31,	400,000	$4.00	400,000	$4.00

NOTE 11 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the three month periods ended March 31, 2025 and 2024, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	THREE MONTHS END
	MARCH 31,
	2025	2024
	(UNAUDITED)

Convertible Note (see Note 6)	437,776	437,776
Series A Preferred (see Note8)	5,000,000	5,000,000
Series B preferred stock (see Note 8)	1,358,871	1,133,901
Detachable common stock warrants (see Note 10)	400,000	400,000
Total anti-dilutive securities excluded from diluted weighted average common shares	7,196,647	6,971,677

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the three month period ended March 31, 2025, to the date these financial statements were issued, and determined that the following were material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2024 filed with and accepted by the SEC on June 23, 2025.

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

1

Results of Operations – Three Months Ended March 31, 2025, as compared to March 31, 2024

Revenues

For the three month period ended March 31, 2025 our revenues decreased to $298,050 as compared to $398,861 during the same period last year. During the three month period ended March 31, 2024 there were two large one-time marketing campaigns totaling approximately $90,000 that did not repeat during the three month period ended March 31, 2025. Excluding these two large non-recurring marketing campaigns, revenues decreased by approximately $11,000 over the same quarter last year. In the ordinary course of our business, large marketing campaigns for specific events or promotions that are nonrecurring in nature could create some variability in our revenues quarter to quarter.

Cost of Revenues

For the three month period ended March 31, 2025 cost of revenues increased to $154,776 as compared to $114,659 in the same period last year. The increase in cost of revenues was due to higher quality and higher cost digital marketing data sources and related platform costs to manage our client base.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. The primary drivers of operating expenses are sales and marketing and general and administrative expenses (of which professional fees represent more than 50% of the total costs). For the three month period ended March 31, 2025 operating expenses increased to $270,990 as compared to $248,621 in the same period last year primarily driven by onboarding of a new COO, higher legal, accounting and advisory fees to guide our capital market raise and public company reporting compliance costs. We anticipate higher operating expenses as we continue to rise over time as we support sales growth initiatives and capital market equity raise activity.

Other Expenses

For the three month period ended March 31, 2025 other expenses decreased to $12,500 as compared to $72,061 in the same period last year, primarily due to recognition of extinguishment of debt related to our convertible note conversion rate modification, early termination of our operating lease and working capital funded debt interest costs.

Provision for Income Taxes

For the three month period ended March 31, 2025 there was no provision for income taxes as we had continuing net operating losses. We placed a full valuation allowance on net deferred tax assets.

Net Loss

For the three month period ended March 31, 2025 our net loss increased to $140,216 as compared to $36,480 in the same period last year. The increase in quarterly net loss was primarily due to lower net revenues amid macro level market factors outside of our control which delayed client marketing launches and spend and higher than normal short term financial compliance reporting and audit costs incurred in 2024 and 2025.

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

Net Working Capital

At March 31, 2025, we had a net working capital deficit of approximately $1,250,597 compared to a net working capital deficit of $1,171,822 at December 31, 2024. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt. We relied on proceeds from customer payments and financing activities from the sale of common stock to fund our business operations and growth plans.

We must successfully execute our business plan to increase profitability in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. We anticipate that we will need to raise additional capital to fund our operations and to execute our business plan; and there can be no assurance that additional capital will be available on acceptable terms or at all.

2

Cash Flows from Operating Activities

Cash provided by (used in) operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the three month period ended March 31, 2025, net cash provided by operations was $12,777 driven primarily by conversion of outstanding accounts payable due to service provider in exchange for common stock, which preserved our operating cash flow. For the three month period ended March 31, 2024, net cash used in operations was $33,724 driven primarily by current year operating loss.

Cash Flows from Investing Activities

For the three month period ended March 31, 2025 or 2024, there were no inflows or outflows for investing activities.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the three month period ended March 31, 2025, net cash used in financing activities was $16,190, primarily due to repayments of working capital funding advances from specialty lenders and shareholder loans. For the three month period ended March 31, 2025, net cash used in financing activities was $14,018, primarily due to repayments of working capital funding advances from specialty lenders.

Future Funding

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

3

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses which have caused management to conclude that as of March 31, 2025, our internal controls over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

•	We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties.

•	We had inadequate document retention policies and procedures to ensure that all financial transactions were maintained and easily accessible.

•	We had inadequate policies and procedures related to internal control over financial reporting and as such relied heavily on outside consultants and advisors to assist us in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with US GAAP and SEC disclosure requirements.

•	We currently do not have board of directors and audit committee oversight. The lack of oversight of by a board of directors could result in failure to ensure robust financial reporting, internal controls and inaccurate disclosures. Additionally, the lack of oversight could result in a conflict of interest, undermine board objectivity, transparency, and compliance.

At such time as we raise additional working capital, we plan to add staff, initiate training, add additional subject matter expertise so that we may improve our processes, policies, procedures, and documentation of our internal control processes.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, please refer to our 2024 Form 10-K as filed with and accepted by the SEC on June 23, 2025, to see those Risk Factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for initial founders shares all unregistered shares have since been registered pursuant to the Form S-1 registration statement deemed effective on September 16, 2021, and the Form S-1 registration statement deemed effective on June 1, 2022, and the Form S-1 registration statement deemed effective on September 23, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

10.1*	Purchase Agreement dated October 3, 2024, by and between Specificity, Inc. and ClearThink Capital Partners, LLC.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: June 30, 2025	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

5