Form 10-Q
period 2025-06-30
SPECIFICITY, INC.
filed 2025-08-19
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,823,743 shares of common stock issued and outstanding as of August 8, 2025.

SPECIFICITY, INC

TABLE OF CONTENTS

(UNAUDITED)

SPECIFICTY, INC.

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

SPECIFICITY, INC

BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)

	JUNE 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,508	$3,413
Accounts receivable, net of allowance for doubtful accounts	5,000	-
Prepaid and other current assets	11,250	3,840

Total current assets	23,758	7,253

NONCURRENT ASSETS
Property and equipment, net	582	1,047
Intangibles, net	1,550,246	1,550,996

TOTAL ASSETS	$1,574,586	$1,559,296

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$253,396	$165,896
Accounts payable and accrued expenses	247,182	173,941
Accrued payroll, taxes, benefits and penalties	325,154	233,898
Accrued interest payable - related party	125,000	100,000
Convertible note payable, net of discount	209,671	209,671
Related party advances	164,564	295,669

Total current liabilities	1,324,967	1,179,075

NON-CURRENT LIABILITIES
Related party notes payable (Pickpocket)	1,000,000	1,000,000

TOTAL LIABILITIES	2,324,967	2,179,075

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 13,637,870 and 13,539,544, respectively	13,638	13,539
Stock Subscription	-	(32,720)
Additional paid-in capital	7,086,622	7,030,034
Accumulated deficit	(8,301,901)	(8,081,892)

Total stockholders’ deficit	(750,381)	(619,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,574,586	$1,559,296

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

	THREE MONTHS ENDED		SIX MONTHS END
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
	(Unaudited)

Revenues, net	$266,300	$234,690	$564,350	$633,551
Cost of services	154,929	128,136	309,705	242,795
Gross profit	111,371	106,554	254,645	390,756

Operating expenses:
Sales and marketing	26,391	26,566	83,122	53,143
Capital raise promotion expense	5,906	5,146	9,796	18,475
General and administrative expenses	139,686	109,268	343,835	312,863
Share-based compensation expense	6,118	-	11,686	-
Depreciation and amortization	563	1,622	1,215	6,742

Total operating expenses	178,664	142,602	449,654	391,223

Loss from operations	(67,293)	(36,048)	(195,009)	(467)
Other expense:
Interest expense	-	-	-	(18,910)
Interest expense - related party	(12,500)	(12,500)	(25,000)	(25,000)
Loss on extinguishment of debt	-	-	-	(11,409)
Loss on termination of operating lease	-	-	-	(29,242)

Total other expense	(12,500)	(12,500)	(25,000)	(84,561)

Loss before provision for income taxes	(79,793)	(48,548)	(220,009)	(85,028)
Provision for income taxes	-	-	-

Net loss	$(79,793)	$(48,548)	$(220,009)	$(85,028)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	13,603,212	11,377,993	13,654,011	11,336,267

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN U.S. DOLLARS)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Three Months Ended June 30, 2024)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)

Balances, March 31, 2024	1,000,000	$1,000	560,000	$450,260	11,339,009	$11,339	$5,188,781	$-	$(7,503,111)	$(1,851,731)
Common stock issued in exchange for services rendered	-	-	-	-	50,433	50	22,450		-	22,500
Net loss	-	-	-	-	-	-	-	-	(48,548)	(48,548)
Balances, June 30, 2024	1,000,000	$1,000	560,000	$450,260	11,389,442	$11,389	$5,211,231	$-	$(7,551,659)	$(1,877,779)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Six Months Ended June 30, 2024)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)

Balances, December 31, 2023	1,000,000	$1,000	560,000	$450,260	11,216,438	$11,216	$5,116,403	$-	$(7,466,631)	$(1,887,752)
Common stock issued in partial convertible note conversion	-	-	-	-	100,000	100	49,900	-	-	50,000
Common stock issued in exchange for services rendered	-	-	-	-	73,004	73	44,928		-	45,001
Net loss	-	-	-	-	-	-	-	-	(85,028)	(85,028)
Balances, June 30, 2024	1,000,000	$1,000	560,000	$450,260	11,389,442	$11,389	$5,211,231	$-	$(7,551,659)	$(1,877,779)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Three Months Ended June 30, 2025)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)

Balances, March 31, 2025	1,000,000	$1,000	560,000	$450,260	13,588,714	$13,589	$7,058,053	$-	$(8,222,108)	$(699,206)
Common stock issued in exchange for services rendered	-	-	-	-	38,656	39	22,461		-	22,500
Common stock issued as compensation to employee	-	-	-	-	10,500	10	6,108		-	6,118
Net loss	-	-	-	-	-	-	-	-	(79,793)	(79,793)
Balances, June 30, 2025	1,000,000	$1,000	560,000	$450,260	13,637,870	$13,638	$7,086,622	$-	$(8,301,901)	$(750,381)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Six Months Ended June 30, 2025)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)

Balances, December 31, 2024	1,000,000	$1,000	560,000	$450,260	13,539,544	$13,539	$7,030,034	$(32,720)	$(8,081,892)	$(619,779)
Common stock issued in connection with 506 offering	-	-	-	-	-	-	-	32,720	-	32,720
Common stock issued in exchange for services rendered	-	-	-	-	77,326	78	44,922	-	-	45,000
Common stock issued as compensation to employee	-	-	-	-	21,000	21	11,666		-	11,687
Net loss	-	-	-	-	-	-	-	-	(220,009)	(220,009)
Balances, June 30, 2025	1,000,000	$1,000	560,000	$450,260	13,637,870	$13,638	$7,086,622	$-	$(8,301,901)	$(750,381)

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(EXPRESSED IN U.S. DOLLARS)

	SIX MONTHS END
	JUNE 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(220,009)	$(85,028)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	465	2,496
Amortization of intangibles	750	4,246
Loss on extinguishment of debt	-	11,409
Loss on termination of operating lease	-	29,242
Share-based compensation expense	11,687	-

Changes in operating liabilities:
Accounts receivable	(5,000)	4,000
Prepaid expenses and other current assets	(7,409)	(831)
Accounts payable and accrued expenses	118,241	80,748
Accrued liabilities	91,255	(54,415)
Accrued interest payable	-	6,530
Deferred revenue	-	(53,000)
Accrued interest payable - related party	25,000	25,000
Net cash provided by (used in) operating activities	14,980	(29,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital funding loans	-	38,125
Repayments of working capital funding loans	-	(52,143)
Strata agreement working capital advances	87,500	-
Advances from related party	51,750	1,669
Repayments to related party	(182,855)	-
Proceeds from sale of common stock (private placement)	32,720	-
Net cash used in financing activities	(10,885)	(12,349)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,095	(41,952)
CASH AND CASH EQUIVALENTS, beginning of period	3,413	49,149
CASH AND CASH EQUIVALENTS, end of period	$7,508	$7,197

	SIX MONTHS END
	JUNE 30,
	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services rendered	$45,000	$45,000
Common stock issued in partial convertible note conversion	$-	$50,000
Common stock issued to employees as compensation	$11,687	$-

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

The Company’s unaudited financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $1,574,586 in assets, and an accumulated deficit and working capital deficit of $8,301,901 and $1,301,209, respectively, as of June 30, 2025, and incurred a net loss and cash provided by operations of $220,009 and $14,980, respectively, for the six month period ended June 30, 2025. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (”SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited interim financial statements have been included. Such adjustments consist of normal recurring adjustments. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024 as reported on Form 10-K. The results of operations for the three and six month period ended June 30, 2025 are not indicative of the results that may be expected for the full year.

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

Revenue from Contracts with Customers

The Company’s performance obligation, associated with digital marketing solutions generally consist of the promise to deliver digital marketing services. Digital marketing solutions are delivered as a service and as such the performance obligation is complete once marketing tools or solutions are made available to the customer, or as determined by the specific terms of the contract, if applicable. The Company charges its clients a fixed monthly retainer for its services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. If any customer pays for digital marketing services in advance, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. As of June 30, 2025 and December 31, 2024, the Company had no deferred revenue recorded.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreements

On January 1, 2021, the Company entered into a 1-year employment agreement (“Agreement”) with Mr. Jason Wood, the Company’s Chief Executive Officer (“CEO”). The Agreement renews automatically on an annual basis. If the CEO is terminated without cause, then the remaining current contract year shall be paid upon termination. The Company currently pays the CEO’s personal living expenses in lieu of a direct salary. During the three month period ended June 30, 2025 and 2024, the Company paid compensation totaling approximately $0 and $24,137, respectively. During the six month period ended June 30, 2025 and 2024, the Company paid compensation totaling approximately $5,075 and $76,147, respectively.

Related Party Notes Payable (Pickpocket)

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s CEO to acquire an 80% equity interest in Pickpocket Inc. (“Pickpocket”) for a purchase price of $1 million and paid consideration in the form of a promissory note bearing simple interest at a rate of 5% per annum. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the purchase price as compensation to the officer. The transaction was accounted for on a carryover basis as the CEO was the controlling shareholder in both entities. As of June 30, 2025 and December 31, 2024, the Company has accrued interest of $75,000 and $50,000, respectively, included within accrued interest – related party on the accompanying balance sheets. During the six month period ended June 30, 2025, there were no changes in terms or conditions under the Picketpocket share purchase agreement. As of June 30, 2025 and December 31, 2024, related party notes payable was $1,000,000, respectively, and reported on the accompanying balance sheets.

Executive Officer Advances to the Company (Related Party Advances)

The Company’s CEO provided unsecured credit advances to the Company to fund payroll and digital marketing platform operating costs in between financing rounds. These advances do not incur interest and are due on demand. During the six month period ended June 30, 2025 and 2024, the shareholder advances were $51,750 and $11,668, respectively. During the six month period ended June 30, 2025 and 2024, the shareholder advance repayments were $182,876 and $0, respectively. As of June 30, 2025 and December 31, 2024, cumulative unpaid credit advances were $164,564 and $295,669, respectively.

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

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
NewCo Capital Group Future Revenue Purchase Agreement dated March 3, 2023 (1)	$40,630	$40,630
Parkside Funding Group LLC Revenue Purchase Agreement dated August 3, 2023 (2)	49,284	49,284
Funding Futures Revenue Purchase Agreement dated February 27, 2024 (3)	25,982	25,982
ClearThink Capital Partners LLC (4)	137,500	50,000
Total working capital funding loans	$253,396	$165,896

(1)	On March 2, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $120,000 (net of underwriting and original fees of $7,200) for which $169,200 will be repaid in 36 weekly installments of $4,700, with a minimum payment of 10% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 29.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay additional fees of 30% of the unpaid balance to cover legal fees required by the third party to pursue collection in the event of default.

(2)	On August 3, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $57,000 (net of $3,000 in underwriting fees) for which $84,000 will be repaid in weekly installments of $3,231 with a minimum payment of 22% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 32.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 and additional fees of 33% of the unpaid balance to cover legal fees required to pursue collection in the event of default.

(3)	On March 7, 2024, the Company entered into a future revenue purchase agreement and received proceeds of $18,000 (net of $2,000 in underwriting fees) for which $29,980 will be repaid in daily installments of $428, with a minimum payment of 9% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO. The percentage purchased factor representing interest expense under this arrangement was approximately 40.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 or up to 25% of the unpaid balance to cover legal fees required to pursue collection in the event of default.

(4)	On October 3, 2024, as more fully described in Note 9, the Company entered into short term securities lending agreement to borrow up to $150,000 to cover professional service fees associated with the reaudit of the financial statements and costs to maintain reporting compliance. As of June 30, 2025, there was no unused portion of the securities lending agreement.

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

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

Convertible Note was classified as current and was comprised as follows:

	JUNE 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
Convertible Note, dated April 25, 2023, fixed installments of $26,889, matured in June 2024 and currently in default (1)	$133,894	$133,894
Add: Convertible Note interest payable (2)	75,777	75,777
Total Convertible Note payable	$209,671	$209,671

Total Convertible Note payable at maturity	$218,888	$218,888

(1)	The Convertible Note required a fixed monthly repayment of approximately $26,889 starting July 24, 2023, and ending on March 24, 2024. Unpaid principal and interest may be converted by the noteholder into shares of the Company’s common stock at a conversion price of $1.50 per share at any time while the Convertible Note remains outstanding. On January 29, 2024, the Company decreased the conversion price from $1.50 to $0.50. The Company and the note holder agreed to decrease the conversion ratio to compensate for the debt default position. The conversion ratio modification did not substantively change the cash flows associated with the original Convertible Note; however, the modification resulted in a substantive change in the conversion feature. There were no other modifications made to the Convertible Note. On February 3, 2024, the note holder converted $50,000 in outstanding principal into 100,000 shares of common stock.

(2)	The Convertible Note assessed an additional 10% interest on the face value of the Convertible Note upon issuance which increased the amount due from $220,000 to $242,000. Pursuant to Section 2(a)(i) of the Convertible Note Agreement, failure to pay the noteholder amounts when due constitutes an event of default and recognition of a penalty equal to 125% of the unpaid principal and interest due to the note holder. As of June 30, 2025 and December 31, 2024, unpaid accrued interest payable included $22,000 of interest since issuance of the Convertible Note and penalty interest of $53,778. The note holder has not made any demand for payment.

NOTE 7 – INCOME TAXES

The Company’s effective tax rate is 0% for the three and six month period ended June 30, 2025 and 2024, as the Company did not have any taxable income due to its continued net operating losses. The Company’s deferred tax assets increased primarily due to its net operating losses, for which a full valuation allowance has been applied. There were no significant changes in the types of temporary differences which resulted in deferred taxes. The Company is not currently under examination by any federal, state or local tax authority in connection with their prior tax filings.

NOTE 8 – CAPITAL STRUCTURE

During the three and six month periods ended June 30, 2025, there were no equity transactions that resulted in a change in control of the Company that would trigger any conversion provision contained within the Company’s Convertible Note, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments and changes during the quarter reporting periods:

•	Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock. On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration. There were no changes in Series A shares during the three and six month periods ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the Company had 1,000,000 shares of Series A Preferred Stock authorized, issued and outstanding.

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

In 2020, the Company issued 260,000 shares of Series B preferred stock for no additional consideration at a fair value of $260. In 2022, the Company issued 300,000 shares of Series B preferred stock as compensation to the Chief Revenue Officer (“CRO”) of the Company. The Company estimated the fair value of Series B at $1.50 per share (average transaction price for common stock sold during the same period), which resulted in a total fair value of $450,000. As of June 30, 2025 and December 31, 2024, the Company’s CRO beneficially held 404,000 Series B shares, 104,000 Series B shares indirectly through his spouse and 52,000 Series B shares through his son. There were no changes in Series B shares during the three and six month periods ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the Company had 560,000 shares of Series B Preferred Stock authorized, issued and outstanding.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

•	Common Stock

As of June 30, 2025, the Company had 50 million authorized shares of common stock with a par value of $0.001, of which 13,637,870 were issued and outstanding. Common stockholders are entitled to one vote per share on all matters submitted to a vote of stockholders. As of June 30, 2025 and December 31, 2024, Company insiders held in aggregate 7.5 million shares of common stock, respectively. The Company’s CEO controls approximately 93% of the voting power of the Company’s common stock.

NOTE 9 – CAPITAL MARKET RAISE CONSULTING AND FUNDING AGREEMENTS

The Company decided to engage a single equity funder to streamline its equity raise requirement. The following summarizes its capital raise consulting and equity funding agreements:

Tysadco Partners(“Tysadco”)

On September 1, 2022, the Company engaged Tysadco Partners to provide consulting services on a monthly basis. Under the terms of the consulting services agreement with Tysadco, the Company is billed $7,500 for consulting services, consisting of a $2,500 monthly cash retainer and a $5,000 monthly equity retainer payable in common stock. Tysadco has the option to settle all consulting services invoices in the form of common stock. During the three month period ended June 30, 2025 and 2024, the Company accrued $22,500, respectively. During the three month period ended June 30, 2025 and 2024, the Company issued 38,656 and 50,433 shares of common stock, respectively, in partial settlement of accrued consulting services. During the six month period ended June 30, 2025 and 2024, the Company issued 77,326 and 73,004 shares of common stock, respectively, in partial settlement of accrued consulting services. As of June 30, 2025 and December 31, 2024, the Company had accrued consulting services fees totaling approximately $30,000 and $12,500, respectively, which could be converted into 50,000 and 16,667 shares of common stock, respectively. As of June 30, 2025 and December 31, 2024, Tysadco held 279,019 and 201,693 shares of the Company’s common stock, respectively.

ClearThink Capital Partners, LLC (“ClearThink”) Strata Agreement

In August 2022, ClearThink commenced its relationship with the Company with a $50,000 common stock private placement. On November 29, 2023, the Company entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with ClearThink. Under the terms of the Strata Agreement, ClearThink committed to purchase up to $5,000,000 of the Company’s registered common stock with a purchase price equal to 80% of the average of the two lowest daily stock prices during a ten (10) day trading period. The Strata Agreement requires a minimum purchase of $25,000 with a maximum purchase at the lesser or $1,000,000 or 500% of the daily average shares traded for the prior 10-day period. At no time shall the total number of shares purchased under this Strata Agreement exceed 9.99% of the Company’s outstanding common stock. ClearThink made an initial purchase of 400,000 shares of restricted stock in exchange for $100,000. Additionally, the Company issued an additional 200,000 shares of common stock to ClearThink as additional consideration which had a fair value of $50,000. During the three and six month periods ended June 30, 2025, there were no proceeds received in connection with the Strata Agreement.

ClearThink Advance Funding Agreement

In October 2024, ClearThink agreed to provide interim working capital funding (“funding advances”) to cover additional compliance costs associated with its requirement to reaudit its 2022 and 2023 annual financial statements and 2024 quarterly interim financial statements due to the permanent censure of its former auditor BF Borgers PC. As of June 30, 2025, and December 31, 2024, the Company had cumulative funding advances of $137,500 and $50,000, respectively. On June 26, 2025, the Company and ClearThink formalized a working capital funding agreement to provide $150,000 in total advances with fixed interest of $50,000 and additional ten (10) percent interest on the total outstanding balance. All amounts shall be due and payable when the Company is fully compliant with public company financial reporting requirements. Subsequent to June 30, 2025, the Company used the remaining working capital funding to cover audit and compliance costs.

As of June 30, 2025 and December 31, 2024, ClearThink held 600,000 shares of common stock, respectively.

NOTE 10 – SHARE-BASED COMPENSATION AND WARRANTS

Share-Based Compensation

During the three and six month period ended June 30, 2025, the Company issued 10,500 and 21,000 shares of common stock, respectively, to the Company’s COO in connection with his employment agreement. During the three and six month period ended June 30, 2025, the Company issued 38,656 and 77,326 shares of common stock, respectively, in partial satisfaction of amounts owed to its capital raise consultants. The fair value of share based compensation issued during the three month period ended June 30, 2025 and 2024 both were $22,500, respectively. The fair value of share based compensation issued during the six month period ended June 30, 2025 and 2024 was $45,000 and $45,001, respectively.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

The Company did not adopt stock option incentive plan or issue any stock options or other service based awards to any employee, advisor or consultant during the three and six month periods ended June 30, 2025 or 2024.

Warrants to Purchase Common Stock

On October 1, 2021, the Company issued 200,000 detachable warrants at an exercise price of $3.00 per warrant in connection with a private equity offering. While the Company contemporaneously issued warrants in connection with this capital raise transaction, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $0.25, exercise price of $3.00, risk free rate of 4.57%, volatility of 10% to 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the three and six month periods ended June 30, 2025, there were no exercises of warrants to purchase common stock.

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with its Convertible Note (see Note 5). While the Company contemporaneously issued warrants in connection with a Convertible Note issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of the Convertible Note does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in the Note instrument. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. During the three and six month periods ended June 30, 2025, there were no exercises of warrants to purchase common stock.

During the three and six month periods ended June 30, 2025 and 2024, there were no issuances, exercises or expired warrants. During the three and six month periods ended June 30, 2025 and 2024, warrants outstanding and exercisable both were 400,000. During the three and six month periods ended June 30, 2025 and 2024, the weighted average exercise price was $4.00, respectively.

The table below summarizes the status of warrants outstanding and exercisable as follows:

NOTE 11 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the three and six month periods ended June 30, 2025 and 2024, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	THREE AND SIX MONTHS ENDED
	JUNE 30,
	2025	2024
	(Unaudited)

Convertible Note (see Note 6)	437,776	437,776
Series A Preferred (see Note8)	5,000,000	5,000,000
Series B preferred stock (see Note 8)	1,363,787	1,138,944
Detachable common stock warrants (see Note 9)	400,000	400,000
Total anti-dilutive securities excluded from
diluted weighted average common shares	7,201,563	6,976,720

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

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2025, to the date these financial statements were issued, and determined that the following were no material subsequent events to disclose in these financial statements.

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

Results of Operations – Three Months Ended June 30, 2025, as compared to June 30, 2024

Revenues

For the three month period ended June 30, 2025 our revenues increased to $266,300 as compared to $234,690 during the same period last year, primarily due to an additional client in the current quarter. In the ordinary course of our business, large marketing campaigns for specific events or promotions that are nonrecurring in nature could create some variability in our revenues quarter to quarter.

Cost of Revenues

For the three month period ended June 30, 2025 cost of revenues increased to $154,929 as compared to $128,136 in the same period last year. The increase in cost of revenues was due to higher quality and higher cost digital marketing data sources and related platform costs to manage our client base.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. The primary drivers of operating expenses are sales and marketing and general and administrative expenses (of which professional fees represent more than 50% of the total costs). For the three month period ended June 30, 2025 operating expenses increased to $178,664 as compared to $142,602 in the same period last year primarily driven by onboarding of a new COO, higher legal, accounting and advisory fees to guide our capital market raise and public company reporting compliance costs. We anticipate higher operating expenses as we continue to rise over time as we support sales growth initiatives and capital market equity raise activity.

Other Expenses

For the three month period ended June 30, 2025 other expenses solely consisted of related party interest expense and remained unchanged at $12,500 as compared to $12,500 in the same period last year.

Provision for Income Taxes

For the three month period ended June 30, 2025 there was no provision for income taxes as we had continuing net operating losses. We placed a full valuation allowance on net deferred tax assets.

Net Loss

For the three month period ended June 30, 2025 our net loss increased to $79,793 as compared to $48,548 in the same period last year, primarily due to higher cost of revenues and operating expenses as described above.

Results of Operations – Six Months Ended June 30, 2025, as compared to June 30, 2024

Revenues

For the six month period ended June 30, 2025 our revenues decreased to $564,350 as compared to $633,551 during the same period last year, primarily due to a large financial services clients’ temporary deferral of marketing and advertising spend to allow them time to catch up with lead generation created by our team from prior months services. In the ordinary course of our business, our contractual arrangements allow our clients to occasionally pause their marketing services and spend to allow them to catch up with our lead generation volume. Additionally, large marketing campaigns for specific events or promotions that are nonrecurring in nature could create some variability in our revenues quarter to quarter.

Cost of Revenues

For the six month period ended June 30, 2025 cost of revenues increased to $309,705 as compared to $242,795 in the same period last year. The increase in cost of revenues was due to higher quality and higher cost digital marketing data sources and related platform costs to manage our client base.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. The primary drivers of operating expenses are sales and marketing and general and administrative expenses (of which professional fees represent more than 50% of the total costs). For the six month period ended June 30, 2025 operating expenses increased to $449,654 as compared to $391,223 in the same period last year primarily driven by onboarding of a new COO, higher legal, accounting and advisory fees to guide our capital market raise and public company reporting compliance costs. We anticipate higher operating expenses as we continue to rise over time as we support sales growth initiatives and capital market equity raise activity.

Other Expenses

For the six month period ended June 30, 2025 other expenses solely consisted of related party interest expense and remained unchanged at $12,500 as compared to $12,500 in the same period last year.

Provision for Income Taxes

For the six month period ended June 30, 2025 and 2024 there was no provision for income taxes as we had continuing net operating losses. We placed a full valuation allowance on net deferred tax assets.

Net Loss

For the six month period ended June 30, 2025 our net loss increased to $220,009 as compared to $85,028 in the same period last year, primarily due to higher cost of revenues and operating expenses as described above.

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

Net Working Capital

At June 30, 2025, we had a net working capital deficit of approximately $1,301,209 compared to a net working capital deficit of $1,171,822 at December 31, 2024. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt. We relied on proceeds from customer payments and financing activities from the sale of common stock to fund our business operations and growth plans.

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

Cash Flows from Operating Activities

Cash provided by (used in) operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the six month period ended June 30, 2025, net cash provided by operations was $14,980 driven primarily by conversion of outstanding accounts payable due to service provider in exchange for common stock, which preserved our operating cash flow. For the six month period ended June 30, 2024, net cash used in operations was $29,603 driven primarily by current year operating loss.

Cash Flows from Investing Activities

For the six month period ended June 30, 2025 or 2024, there were no inflows or outflows for investing activities.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the six month period ended June 30, 2025, net cash used in financing activities was $10,885, primarily due to repayments of working capital funding advances from shareholder loans, partially offset by advances expected to be settled under the Strata agreement. For the six month period ended June 30, 2024, net cash used in financing activities was $12,349, primarily due to the repayment of working capital funding advances from specialty lenders.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses which have caused management to conclude that as of June 30, 2025, our internal controls over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

10.1	Purchase Agreement dated October 3, 2024, by and between Specificity, Inc. and ClearThink Capital Partners, LLC.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: August 18, 2025	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)