Form 10-Q
period 2025-09-30
SPECIFICITY, INC.
filed 2025-11-13
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SPTY	OTCID

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,960,053 shares of common stock issued and outstanding as of November 13, 2025.

SPECIFICTY, INC.

TABLE OF CONTENTS

(UNAUDITED)

SPECIFICTY, INC.

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

SPECIFICITY, INC

BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,467	$3,413
Prepaid and other current assets	7,500	3,840

Total current assets	37,967	7,253

NONCURRENT ASSETS
Property and equipment, net	442	1,047
Intangibles, net	1,549,871	1,550,996

TOTAL ASSETS	$1,588,280	$1,559,296

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$253,396	$165,896
Accounts payable and accrued expenses	203,001	173,941
Accrued payroll, taxes, benefits and penalties	276,485	233,898
Accrued interest payable - related party	137,500	100,000
Convertible note payable, net of discount	239,171	209,671
Related party advances	166,975	295,669

Total current liabilities	1,276,528	1,179,075

NON-CURRENT LIABILITIES
Related party notes payable (Pickpocket)	1,000,000	1,000,000

TOTAL LIABILITIES	2,276,528	2,179,075

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 13,960,053 and 13,539,544, respectively	13,960	13,539
Stock subscription	-	(32,720)
Additional paid-in capital	7,216,936	7,030,034
Accumulated deficit	(8,370,404)	(8,081,892)

Total stockholders’ deficit	(688,248)	(619,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,588,280	$1,559,296

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
	(Unaudited)

Revenues, net	$260,050	$213,675	$824,400	$847,226
Cost of services	148,799	163,300	458,504	406,095

Gross profit	111,251	50,375	365,896	441,131

Operating expenses:
Sales and marketing	48,436	37,395	131,558	90,538
Capital raise promotion expense	5,570	4,989	15,366	23,464
General and administrative expenses	105,598	218,129	449,433	530,992
Share-based compensation expense	2,636	-	14,322	-
Depreciation and amortization	514	1,624	1,729	8,366

Total operating expenses	162,754	262,137	612,408	653,360

Loss from operations	(51,503)	(211,762)	(246,512)	(212,229)
Other expense:
Interest expense	(4,500)	-	(4,500)	(18,910)
Interest expense - related party	(12,500)	(12,500)	(37,500)	(37,500)
Loss on extinguishment of debt	-	-	-	(11,409)
Loss on termination of operating lease	-	-	-	(29,242)

Total other expense	(17,000)	(12,500)	(42,000)	(97,061)

Loss before provision for income taxes	(68,503)	(224,262)	(288,512)	(309,290)
Provision for income taxes	-	-	-

Net loss	$(68,503)	$(224,262)	$(288,512)	$(309,290)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Basic and diluted weighted average shares outstanding	13,698,405	11,522,530	13,617,824	11,356,830

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN U.S. DOLLARS)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Three Months Ended September 30, 2024)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)

Balances, June 30, 2024	1,000,000	$1,000	560,000	$450,260	11,389,442	$11,389	$5,211,231	$-	$(7,551,659)	$(1,877,779)
Common stock issued in connection with 506 offering	-	-	-	-	213,335	213	159,785	-	-	159,998
Common stock issued in exchange for services rendered	-	-	-	-	17,995	18	22,482		-	22,500
Net loss	-	-	-	-	-	-	-	-	(224,262)	(224,262)
Balances, September 30, 2024	1,000,000	$1,000	560,000	$450,260	11,620,772	$11,620	$5,393,498	$-	$(7,775,921)	$(1,919,543)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Nine Months Ended September 30, 2024)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)

Balances, December 31, 2023	1,000,000	$1,000	560,000	$450,260	11,216,438	$11,216	$5,116,403	$-	$(7,466,631)	$(1,887,752)
Common stock issued in partial convertible note conversion	-	-	-	-	100,000	100	49,900	-	-	50,000
Common stock issued in exchange for services rendered	-	-	-	-	90,999	91	67,410		-	67,501
Common stock issued in connection with 506 offering	-	-	-	-	213,335	213	159,785	-	-	159,998
Net loss	-	-	-	-	-	-	-	-	(309,290)	(309,290)
Balances, September 30, 2024	1,000,000	$1,000	560,000	$450,260	11,620,772	$11,620	$5,393,498	$-	$(7,775,921)	$(1,919,543)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Three Months Ended September 30, 2025)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)

Balances, June 30, 2025	1,000,000	$1,000	560,000	$450,260	13,637,870	$13,638	$7,086,622	$-	$(8,301,901)	$(750,381)
Common stock issued in exchange for services rendered	-	-	-	-	164,836	165	47,335	-	-	47,500
Common stock issued as compensation to employee	-	-	-	-	157,347	157	82,979	-	-	83,136
Net loss	-	-	-	-	-	-	-	-	(68,503)	(68,503)
Balances, September 30, 2025	1,000,000	$1,000	560,000	$450,260	13,960,053	$13,960	$7,216,936	$-	$(8,370,404)	$(688,248)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Nine Months Ended September 30, 2025)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)

Balances, December 31, 2024	1,000,000	$1,000	560,000	$450,260	13,539,544	$13,539	$7,030,034	$(32,720)	$(8,081,892)	$(619,779)
Common stock issued in connection with 506 offering	-	-	-	-	-			32,720	-	32,720
Common stock issued in exchange for services rendered	-	-	-	-	242,162	243	92,257	-	-	92,500
Common stock issued as compensation to employee	-	-	-	-	178,347	178	94,645	-	-	94,823
Net loss	-	-	-	-	-	-	-	-	(288,512)	(288,512)
Balances, September 30, 2025	1,000,000	$1,000	560,000	$450,260	13,960,053	$13,960	$7,216,936	$-	$(8,370,404)	$(688,248)

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(EXPRESSED IN U.S. DOLLARS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(288,512)	$(309,290)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	605	3,746
Amortization of intangibles	1,124	4,620
Loss on extinguishment of debt	-	11,409
Loss on termination of operating lease	-	29,242
Share-based compensation expense	94,823	-
Changes in operating liabilities:
Accounts receivable	-	4,000
Prepaid expenses and other current assets	(3,660)	320
Accounts payable and accrued expenses	121,561	168,557
Accrued liabilities	42,587	(54,415)
Accrued interest payable	4,500	6,530
Deferred revenue	-	(53,000)
Accrued interest payable - related party	37,500	37,500
Net cash provided by (used in) operating activities	10,528	(150,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital funding loans	-	38,125
Repayments of working capital funding loans	-	(52,143)
Strata agreement working capital advances	97,500	-
Proceeds from convertible promissory note issuance	25,000	-
Advances from related party	95,015	11,669
Repayments to related party	(233,709)	(18,000)
Proceeds from sale of common stock (private placement)	32,720	160,000
Net cash provided by financing activities	16,526	139,651

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,054	(11,130)
CASH AND CASH EQUIVALENTS, beginning of period	3,413	49,149
CASH AND CASH EQUIVALENTS, end of period	$30,467	$38,019

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services rendered	$92,500	$67,499
Common stock issued in partial convertible note conversion	$-	$50,000
Common stock issued to employees as compensation	$94,823	$-

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

The Company’s unaudited financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $1,588,280 in assets, and an accumulated deficit and working capital deficit of $8,370,404 and $1,238,561, respectively, as of September 30, 2025, and incurred a net loss and cash provided by operations of $288,512 and $10,528, respectively, for the nine month period ended September 30, 2025. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

In the interim, the Company raised capital through short term bridge loans and also entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor who committed to purchase up to $5,000,000 of the Company’s registered common stock (see Note 9 – Strata Purchase Agreement). The Company intends to leverage this Strata Agreement to raise equity necessary to execute its full business plan. As more fully described in Note 13, the Company appointed new executive management to manage sales growth expectations, capital raising and technology innovations planned in 2026.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (”SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited interim financial statements have been included. Such adjustments consist of normal recurring adjustments. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024 as reported on Form 10-K. The results of operations for the three and nine month period ended September 30, 2025 are not indicative of the results that may be expected for the full year.

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

Revenue from Contracts with Customers

The Company’s performance obligation, associated with digital marketing solutions generally consist of the promise to deliver digital marketing services. Digital marketing solutions are delivered as a service and as such the performance obligation is complete once marketing tools or solutions are made available to the customer, or as determined by the specific terms of the contract, if applicable. The Company charges its clients a fixed monthly retainer for its services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. If any customer pays for digital marketing services in advance, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. As of September 30, 2025 and December 31, 2024, the Company had no deferred revenue recorded.

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

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, increased by the potentially dilutive common shares that were outstanding during the period. See Note 11 – Weighted Average Common Shares for additional information.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of ASC.

•	In January 2025, ASU 2024-03 requires a public business entity (PBE) to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The ASU, which does not change what a PBE presents on the face of its income statement, establishes a new subtopic, ASC 220-40, that sets minimum disaggregated expense disclosure requirements. The ASU also requires separate disclosures of selling expenses and an entity’s definition of those expenses. The guidance is effective for PBEs for fiscal years beginning after 15 December 2026, and interim periods within fiscal years beginning after 15 December 2027. Early adoption is permitted. The Company is evaluating the impact of this new ASU on its financial statements.

•	In September 2025, the FASB issued ASU 2025-06, significantly amending the accounting for internal-use software costs. The new ASU eliminates the concept of project stages and instead requires capitalization of software costs to begin when management has both authorized and committed to funding the project, and it’s probable the project will be completed. Under the new standard, some costs that previously would have qualified for capitalization may instead be expensed. While the new standard isn’t effective until 2027, software development companies should begin evaluating the impact of the standard on their projects now and communicate early with board members and other stakeholders on the expected impact. The Company is planning to incur considerable development costs in the near future to expand its technological capabilities and as such this ASU could have an impact on its financial statements. The Company is evaluating the impact of this new ASU on its financial statements.

There were additional ASUs issued for which the Company believes either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreements

On January 1, 2021, the Company entered into a 1-year employment agreement (“Agreement”) with Mr. Jason Wood, the Company’s Chief Executive Officer (“CEO”). The Agreement renews automatically on an annual basis. If the CEO is terminated without cause, then the remaining current contract year shall be paid upon termination. The Company currently pays the CEO’s personal living expenses in lieu of a direct salary to preserve cash flow until sufficient cash is available to pay his base annual compensation. During the three month period ended September 30, 2025 and 2024, the Company paid compensation totaling approximately $5,080 and $21,133, respectively. During the nine month period ended September 30, 2025 and 2024, the Company paid compensation totaling approximately $10,155 and $76,147, respectively.

Related Party Notes Payable (Pickpocket)

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s CEO to acquire an 80% equity interest in Pickpocket Inc. (“Pickpocket”) for a purchase price of $1 million and paid consideration in the form of a promissory note bearing simple interest at a rate of 5% per annum. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the purchase price as compensation to the officer. The transaction was accounted for on a carryover basis as the officer was the controlling shareholder in both entities. As of September 30, 2025 and December 31, 2024, the Company has accrued interest of $137,500 and $100,000, respectively, included within accrued interest – related party on the accompanying balance sheets. During the nine month period ended September 30, 2025, there were no changes in terms or conditions under the Picketpocket share purchase agreement. As of September 30, 2025 and December 31, 2024, related party notes payable was $1,000,000, respectively, and reported on the accompanying balance sheets.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

Executive Officer Advances to the Company (Related Party Advances)

The Company’s founder and CEO provided unsecured credit advances to the Company to fund payroll and digital marketing platform operating costs in between financing rounds. These advances do not incur interest and are due on demand. During the nine month period ended September 30, 2025 and 2024, shareholder advances were $95,015 and $11,669, respectively. During the nine month period ended September 30, 2025 and 2024, shareholder advance repayments were $233,709 and $18,000, respectively. As of September 30, 2025 and December 31, 2024, cumulative unpaid credit advances were $166,975 and $295,669, respectively.

NOTE 5 – WORKING CAPITAL FUNDING LOANS

The Company finances short term working capital requirements in between capital raises by entering into secured borrowing agreements for which future receivables are pledged to repay these short-term obligations. Funding is generally nonrecourse one-time fixed amount financing arrangements and contain a performance and personal guarantee by the CEO and COO. Repayments are made generally on a weekly basis out of available daily deposits until the financing has been repaid in full. Future sales of revenues are not within the scope of ASC 860 (Transfers and Servicing of Financial Assets), as such these arrangements are accounted for under ASC 470 (Debt) as short term working capital funding loans. Accordingly, these working capital funding loans are reported current liabilities on the balance sheets. Upon receipt of financing proceeds the Company recognizes a liability equal to the loan proceeds received and accrued interest payable equal to the spread between total agreed upon repayments and the cash loan proceeds. Working capital funding loans consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
NewCo Capital Group Future Revenue Purchase Agreement dated March 3, 2023 (1)	$40,630	$40,630
Parkside Funding Group LLC Revenue Purchase Agreement dated August 3, 2023 (2)	49,284	49,284
Funding Futures Revenue Purchase Agreement dated February 27, 2024 (3)	25,982	25,982
ClearThink Capital Partners LLC (4)	137,500	50,000
Total working capital funding loans	$253,396	$165,896

(1)	On March 2, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $120,000 (net of underwriting and original fees of $7,200) for which $169,200 will be repaid in 36 weekly installments of $4,700, with a minimum payment of 10% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 29.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay additional fees of 30% of the unpaid balance to cover legal fees required by the third party to pursue collection in the event of default. During the three and nine month period ended September 30, 2025, there were no repayments made in connection with this loan. As of September 30, 2025 this working capital loan was in default.

(2)	On August 3, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $57,000 (net of $3,000 in underwriting fees) for which $84,000 will be repaid in weekly installments of $3,231 with a minimum payment of 22% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 32.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 and additional fees of 33% of the unpaid balance to cover legal fees required to pursue collection in the event of default. During the three and nine month period ended September 30, 2025, there were no repayments made in connection with this loan. As of September 30, 2025 this working capital loan was in default.

(3)	On March 7, 2024, the Company entered into a future revenue purchase agreement and received proceeds of $18,000 (net of $2,000 in underwriting fees) for which $29,980 will be repaid in daily installments of $428, with a minimum payment of 9% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO. The percentage purchased factor representing interest expense under this arrangement was approximately 40.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 or up to 25% of the unpaid balance to cover legal fees required to pursue collection in the event of default. During the three and nine month period ended September 30, 2025, there were no repayments made in connection with this loan. As of September 30, 2025 this working capital loan was in default.

(4)	On October 3, 2024, as more fully described in Note 9, the Company entered into short term securities lending agreement with ClearThink Capital Partners LLC (“ClearThink”) to borrow up to $150,000 to cover professional service fees associated with the reaudit of the financial statements and costs to maintain reporting compliance. As of September 30, 2025, there was $12,500 remaining to draw down under this portion of the securities lending agreement. During the three and nine month period ended September 30, 2025, there were no repayments made in connection with this loan.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 6 – CONVERTIBLE NOTE AGREEMENTS

On April 25, 2023, the Company entered into Securities Purchase Agreement (“SPA1”) with a third party to obtain bridge financing. Pursuant to SPA1 , the Company entered into an unsecured 9-month convertible promissory note with a principal amount of $220,000. The Company paid additional consideration of 50,000 restricted shares of common stock and a detachable warrant to purchase up to 200,000 shares of common stock at an exercise price of $5.00 per warrant. The Company previously recognized at issuance an original issue discount (“OID”) of $82,500, which included $20,000 discount and $62,500 additional OID related to the fair value of restricted stock awarded as an additional inducement to the noteholder. Additionally, the Company recorded total accrued interest of $75,778, which included an additional interest charge of $22,000 at the time of issuance and default penalty interest of $53,778 as a result of not paying in accordance with the terms and conditions of SPA1. As of September 30, 2025, unpaid principal and interest of $218,888 may be converted by the noteholder into shares of the Company’s common stock at a conversion price of $0.50 per share at any time while SPA1 remains outstanding. As of September 30, 2025 SPA1 was in default.

On September 29, 2025, the Company entered into Securities Purchase Agreement (“SPA2”) with ClearThink to obtain bridge financing. Pursuant to SPA2, the Company entered into an unsecured 9-month convertible promissory note with a principal amount of $30,000, of which $5,000 is original issue discount and an additional one time interest charge of $4,500 at the time of issuance. SPA2 matures on June 30, 2026, and a lumpsum payment of $34,500 is due and payable. A default penalty equal to 125% of the unpaid balance may be assessed in the event the Company fails to pay the debt upon maturity, secured debt exceeding $500,000 and/or inability for the noteholder to convert the unpaid balance into common stock.

Convertible Notes were classified as current and were comprised as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
Convertible Note, dated April 25, 2023, fixed installments of $26,889, matured in June 2024 and currently in default (1)	$133,894	$133,894
Convertible Note, dated September 29, 2025, lumpsum payment of $30,000, inclusive of $5,000 original issue discount, due and payable on June 30, 2026 (2)	30,000	-
Total Convertible Notes	163,894	133,894
Deduct: Unamortized Original Issue Discount (3)	(5,000)	-
Convertible Note principal balance payable	158,894	165,610
Add: Convertible Notes interest payable (3)(4)	80,277	75,777
Total Convertible Notes payable	$239,171	$209,671

Total Convertible Notes payable at maturity	$253,388	$218,888

(1)	SPA1 required a fixed monthly repayment of approximately $26,889 starting July 24, 2023, and ending on March 24, 2024. On January 29, 2024, the Company decreased the conversion price from $1.50 to $0.50. The Company and the note holder agreed to decrease the conversion ratio to compensate for the debt default position. The conversion ratio modification did not substantively change the cash flows associated with the original Convertible Note; however, the modification resulted in a substantive change in the conversion feature. There were no other modifications made to the Convertible Note. On February 3, 2024, the note holder converted $50,000 in outstanding principal into 100,000 shares of common stock.

(2)	SPA2 is payable upon maturity on June 30, 2026. Unpaid principal and interest of $34,500 may be converted by the noteholder into shares of the Company’s common stock at a conversion price of the lesser or $0.20 or a 25% discount to the lowest closing stock price for the preceding five trading day period. As of September 30, 2025, the lowest conversion rate was $0.08 per share.

(3)	SPA2 assessed an original issue discount of $5,000 and additional 15% interest on the $30,000 face value of SPA2 upon issuance which increased the total amount due from $30,000 to $34,500.

(4)	SPA1 assessed an additional 10% interest on the face value of SPA1 upon issuance which increased the amount due from $220,000 to $242,000. Pursuant to Section 2(a)(i) of the Convertible Note Agreement, failure to pay the noteholder amounts when due constitutes an event of default and recognition of a penalty equal to 125% of the unpaid principal and interest due to the note holder. As of September 30, 2025 and December 31, 2024, unpaid accrued interest payable included $22,000 of interest since issuance of the Convertible Note and penalty interest of $53,778. The note holder has not made any demand for payment.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 7 – INCOME TAXES

The Company’s effective tax rate is 0% for the three and nine month period ended September 30, 2025 and 2024, as the Company did not have any taxable income due to its continued net operating losses. The Company’s deferred tax assets increased primarily due to its net operating losses, for which a full valuation allowance has been applied. There were no significant changes in the types of temporary differences which resulted in deferred taxes. The Company is not currently under examination by any federal, state or local tax authority in connection with their prior tax filings.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of these provisions its financial statements, including the effect on its effective tax rate and deferred tax assets in 2025 and future periods.

NOTE 8 – CAPITAL STRUCTURE

During the three and nine month periods ended September 30, 2025, there were no equity transactions that resulted in a change in control of the Company that would trigger any conversion provision contained within the Company’s Convertible Notes, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments and changes during the quarter reporting periods:

•	Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock. On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration. There were no changes in Series A shares during the three and nine month periods ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the Company had 1,000,000 shares of Series A Preferred Stock authorized, issued and outstanding.

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

In 2020, the Company issued 260,000 shares of Series B preferred stock for no additional consideration at a fair value of $260. In 2022, the Company issued 300,000 shares of Series B preferred stock as compensation to the Chief Revenue Officer (“CRO”) of the Company. The Company estimated the fair value of Series B at $1.50 per share (average transaction price for common stock sold during the same period), which resulted in a total fair value of $450,000. As of September 30, 2025 and December 31, 2024, the Company’s CRO beneficially held 404,000 Series B shares, 104,000 Series B shares indirectly through his spouse and 52,000 Series B shares through his son. There were no changes in Series B shares during the three and nine month periods ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the Company had 560,000 shares of Series B Preferred Stock authorized, issued and outstanding.

•	Common Stock

As of September 30, 2025, the Company had 50 million authorized shares of common stock with a par value of $0.001, of which 13,960,053 were issued and outstanding. Common stockholders are entitled to one vote per share on all matters submitted to a vote of stockholders. As of September 30, 2025 and December 31, 2024, Company insiders held in aggregate 7.3 million shares of common stock, respectively. The Company’s CEO controls approximately 93% of the voting power of the Company’s common stock.

NOTE 9 – CAPITAL MARKET RAISE CONSULTING AND FUNDING AGREEMENTS

The Company decided to engage a single equity funder to streamline its equity raise requirement. The following summarizes its capital raise consulting and equity funding agreements:

Tysadco Partners(“Tysadco”)

On September 1, 2022, the Company engaged Tysadco Partners to provide consulting services on a monthly basis. Under the terms of the consulting services agreement with Tysadco, the Company is billed $7,500 for consulting services, consisting of a $2,500 monthly cash retainer and a $5,000 monthly equity retainer payable in common stock. Tysadco has the option to settle all consulting services invoices in the form of common stock. During the three month periods ended September 30, 2025 and 2024, the Company accrued $22,500, respectively. During the three month periods ended September 30, 2025 and 2024, the Company issued 114,836 and 17,995 shares of common stock, respectively, in partial settlement of accrued consulting services. During the nine month period ended September 30, 2025 and 2024, the Company issued 192,162 and 90,999 shares of common stock, respectively, in partial settlement of accrued consulting services. As of September 30, 2025 and December 31, 2024, the Company had accrued consulting services fees totaling approximately $52,500 and $12,500, respectively, which could be converted into shares of common stock upon notification by Tysadco. As of September 30, 2025 and December 31, 2024, Tysadco held 307,551 and 201,693 shares of the Company’s common stock, respectively.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

ClearThink Capital Partners, LLC (“ClearThink”) Strata Agreement

In August 2022, ClearThink commenced its relationship with the Company with a $50,000 common stock private placement. On November 29, 2023, the Company entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with ClearThink. Under the terms of the Strata Agreement, ClearThink committed to purchase up to $5,000,000 of the Company’s registered common stock with a purchase price equal to 80% of the average of the two lowest daily stock prices during a ten (10) day trading period. The Strata Agreement requires a minimum purchase of $25,000 with a maximum purchase at the lesser or $1,000,000 or 500% of the daily average shares traded for the prior 10-day period. At no time shall the total number of shares purchased under this Strata Agreement exceed 9.99% of the Company’s outstanding common stock. ClearThink made an initial purchase of 400,000 shares of restricted stock in exchange for $100,000. Additionally, the Company issued an additional 200,000 shares of common stock to ClearThink as additional consideration which had a fair value of $50,000. During the three and nine month periods ended September 30, 2025, there were no proceeds received in connection with the Strata Agreement.

ClearThink Advance Funding Agreement

In October 2024, ClearThink agreed to provide interim working capital funding (“funding advances”) to cover additional compliance costs associated with its requirement to reaudit its 2022 and 2023 annual financial statements and 2024 quarterly interim financial statements due to the permanent censure of its former auditor BF Borgers PC. As of September 30, 2025, and December 31, 2024, the Company had cumulative funding advances of $137,500 and $50,000, respectively. On June 26, 2025, the Company and ClearThink formalized a working capital funding agreement to provide $150,000 in total advances with fixed interest of $50,000 and additional ten (10) percent interest on the total outstanding balance. All amounts shall be due and payable when the Company is fully compliant with public company financial reporting requirements.

As of September 30, 2025 and December 31, 2024, ClearThink held 600,000 shares of common stock, respectively.

NOTE 10 – SHARE-BASED PAYMENTS AND WARRANTS

Share-Based Payments

Employees. During the three and nine month periods ended September 30, 2025, the Company issued 10,500 and 31,500 shares of common stock, respectively, to the Company’s COO in connection with his employment agreement.

Capital Raise Consultants. During the three and nine month periods ended September 30, 2025, the Company issued 114,836 and 192,162 shares of common stock, respectively, in partial satisfaction of amounts owed to its capital raise consultants. The fair value of unpaid capital raise advisory invoices settled with the issuance of common stock during the nine month periods ended September 30, 2025 and 2024 was $92,500 and $67,501, respectively.

Other Consultants. During the three and nine month periods ended September 30, 2025, the Company issued 50,000 shares of common stock, respectively, in partial satisfaction of amounts owed to other consultants. The fair value of unpaid consultant invoices settled with the issuance of common stock during the three and nine month period ended September 30, 2025 was $25,000.

Except as described above, the Company did not adopt stock option incentive plan or issue any stock options or other service based awards to any employee, advisor or consultant during the three and nine month periods ended September 30, 2025 or 2024.

Warrants to Purchase Common Stock

On October 1, 2021, the Company issued 200,000 detachable warrants at an exercise price of $3.00 per warrant in connection with a private equity offering. While the Company contemporaneously issued warrants in connection with this capital raise transaction, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $0.25, exercise price of $3.00, risk free rate of 4.57%, volatility of 10% to 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the three and nine month periods ended September 30, 2025, there were no exercises of warrants to purchase common stock.

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with SPA1 (see Note 6 – Convertible Note Agreements). While the Company contemporaneously issued warrants in connection with SPA1 issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of SPA1 does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in SPA1. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. During the three and nine month periods ended September 30, 2025, there were no exercises of warrants to purchase common stock.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

During the three and nine month periods ended September 30, 2025 and 2024, there were no issuances, exercises or expired warrants. During the three and nine month periods ended September 30, 2025 and 2024, warrants outstanding and exercisable were both 400,000. During the three and nine month periods ended September 30, 2025 and 2024, the weighted average exercise price was $4.00, respectively.

NOTE 11 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the three and nine month periods ended September 30, 2025 and 2024, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	THREE AND NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
	(Unaudited)

Convertible Notes (see Note 6)	852,938	437,776
Series A Preferred (see Note 8)	5,000,000	5,000,000
Series B preferred stock (see Note 8)	1,363,787	1,162,077
Detachable common stock warrants (see Note 10)	400,000	400,000
Total anti-dilutive securities excluded from diluted weighted average common shares	7,616,725	6,999,853

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2025, to the date these financial statements were issued, and determined that the following subsequent events could have a material impact on the future operation of the Company:

•	On October 20, 2025, the Company announced the appointment of Robert Fedder as Chief Executive Officer to drive the next phase of growth. Mr. Wood will remain actively involved in shaping the Company’s long term strategic vision and emerging growth capabilities. The Company and Mr. Fedder are negotiating the terms and conditions of his executive employment agreement.

•	On October 21, 2025, the Company announced the appointment of Rob Gagne as Chief Technology Officer to lead the technology development, deployment and operations as the Company enters the next phase of growth. The Company and Mr. Gagne are negotiating the terms and conditions of his executive employment agreement.

There were no other material subsequent events.

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

Results of Operations – Three Months Ended September 30, 2025, as compared to Three Months Ended September 30, 2024

Revenues

For the three month period ended September 30, 2025 our revenues increased to $260,050 as compared to $213,675 during the same period last year, primarily due to an additional client. In the ordinary course of our business, large marketing campaigns for specific events or promotions that are nonrecurring in nature could create some variability in our revenues quarter to quarter.

Cost of Revenues

For the three month period ended September 30, 2025 cost of revenues decreased to $148,799 as compared to $163,300 in the same period last year. The temporary decrease in cost of revenues was due to the benefit of slightly lower cost digital marketing data sources and related platform costs to manage our client base. We implemented a change in our digital marketing data and analytics platform last year which temporarily reduced our current quarter costs.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. The primary drivers of operating expenses are sales and marketing and general and administrative expenses (of which professional fees represent more than 50% of the total costs). For the three month period ended September 30, 2025 operating expenses decreased to $162,754 as compared to $262,137 in the same period last year primarily driven by lower legal, accounting and advisory fees to guide our capital market raise and public company reporting compliance costs. We anticipate higher operating expenses as we continue to rise over time as we support sales growth initiatives and capital market equity raise activity.

Other Expenses

For the three month period ended September 30, 2025 other expenses increased to $17,000 as compared to $12,500 in the same period last year. The increase primarily relates to convertible note interest incurred at issuance.

Provision for Income Taxes

For the three month period ended September 30, 2025 there was no provision for income taxes as we had continuing net operating losses. We placed a full valuation allowance on net deferred tax assets.

Net Loss

For the three month period ended September 30, 2025 our net loss decreased to $68,503 as compared to $224,262 in the same period last year, primarily due to lower cost of revenues and operating expenses as described above.

Results of Operations – Nine Months Ended September 30, 2025, as compared to Nine Months Ended September 30, 2024

Revenues

For the nine month period ended September 30, 2025 our revenues decreased to $824,400 as compared to $847,226 during the same period last year, primarily due to a large financial services clients’ temporary deferral of marketing and advertising spend to allow them time to catch up with lead generation created by our team from prior months services. In the ordinary course of our business, our contractual arrangements allow our clients to occasionally pause their marketing services and spend to allow them to catch up with our lead generation volume. Additionally, large marketing campaigns for specific events or promotions that are nonrecurring in nature could create some variability in our revenues quarter to quarter.

Cost of Revenues

For the nine month period ended September 30, 2025 cost of revenues increased to $458,504 as compared to $406,095 in the same period last year. The increase in cost of revenues was due to higher quality and higher cost digital marketing data sources and related platform costs to manage our client base.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. The primary drivers of operating expenses are sales and marketing and general and administrative expenses (of which professional fees represent more than 50% of the total costs). For the nine month period ended September 30, 2025 operating expenses decreased to $612,408 as compared to $653,360 in the same period last year primarily due to lower legal, accounting and advisory fees to guide our capital market raise and public company reporting compliance costs. We anticipate higher operating expenses as we continue to rise over time as we support sales growth initiatives and capital market equity raise activity.

Other Expenses

For the nine month period ended September 30, 2025 other expenses decreased to $42,000 as compared to $97,061 in the same period last year. The prior year included discrete one-time charges for extinguishment of debt and lease termination fees.

Provision for Income Taxes

For the nine month period ended September 30, 2025 and 2024 there was no provision for income taxes as we had continuing net operating losses. As of September 30, 2025, we placed a full valuation allowance on net deferred tax assets.

Net Loss

For the nine month period ended September 30, 2025 our net loss decreased to $288,512 as compared to $309,290 in the same period last year, primarily due to lower operating expenses as described above.

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

As of September 30, 2025, we have $115,896 in working capital loans and $218,888 convertible note (SPA1) that are in default; and we have a new convertible note (SPA2) totaling $34,500 that will be due and payable in June 2026. Over the next twelve months, we anticipate paying off these debts with proceeds from equity capital raises. Additionally, we anticipate that SPA1 and SPA2 note holders may likely convert unpaid principal and interest into common shares as permitted under these arrangements. The timing of such is outside of our control.

Net Working Capital

At September 30, 2025, we had a net working capital deficit of approximately $1,238,561 compared to a net working capital deficit of $1,171,822 at December 31, 2024. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt. We relied on proceeds from customer payments and financing activities from the sale of common stock to fund our business operations and growth plans.

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

Cash Flows from Operating Activities

Cash provided by (used in) operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the nine month period ended September 30, 2025, net cash provided by operations was $10,528 driven primarily by conversion of outstanding accounts payable due to service provider in exchange for common stock, which preserved our operating cash flow. For the nine month period ended September 30, 2024, net cash used in operations was $150,781 driven primarily by current year operating loss.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2025 or 2024, there were no inflows or outflows for investing activities.

Cash Flows from Financing Activities

Cash used in financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the nine month period ended September 30, 2025, net cash used in financing activities was $16,526, primarily due to repayments of advances from shareholder loans, partially offset by advances expected to be settled under the Strata agreement. For the nine month period ended September 30, 2024, net cash used in financing activities was $139,651 primarily reflects private placement and working capital loan proceeds, partially offset by repayment of working capital funding advances from specialty lenders and shareholder advance repayments.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses which have caused management to conclude that as of September 30, 2025, our internal controls over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2025, we have $115,896 in working capital loans and $218,888 convertible note (SPA1) that are in default; and we have a new convertible note (SPA2) totaling $34,500 that will be due and payable in June 2026.

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

Specificity, Inc.

Date: November 13, 2025	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)