Form 10-K
period 2025-12-31
SPECIFICITY, INC.
filed 2026-03-31
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-257323

Specificity, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-4017786
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8429 Lorraine Rd., Suite 377 Lakewood Ranch	34202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 364-4744

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	SPTY	OTCID

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

As of December 31, 2025, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $592,590.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 30, 2026 was 17,037,358.

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

At our core we are a full service digital marketing firm that delivers cutting-edge marketing solutions to identify and market in real-time to potential customers who are “actively” in the buying cycle. Our digital marketing solutions focus on Business to Business (“B2B”) and Business to Consumer (“B2C”) markets and give small and medium sized businesses (“SMBs”) a fair chance to capture online traffic. Our underlying technology solution utilizes BiToS and Mobile Advertising Identifiers (MAIDs) to build audiences, effectively eliminating bot traffic and ad waste and produces real-time messaging opportunities to reach target audiences more efficiently than broad based market messaging platforms. We also implement intuitive ad sequencing, audience ID technology, Artificial Intelligence (“AI”) integration, saturation modeling, conversion funneling, Customer Relationship Management (“CRM”) integration, traffic resolution, and comprehensive analytics reporting.

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

3.	PickPocket - DIY Digital Marketing Platform for Small Business Owners. Pick Pocket is a do-it-yourself (DIY) digital marketing platform built for small business owners who want to take control of their advertising efforts while cutting out the waste of audiences that don’t make sense for their product or service. Designed for businesses with annual revenues between $500,000 and $5 million, Pick Pocket leverages behavior-based ID technology to help users build ideal customer profiles and directly target potential buyers through their mobile devices. The main goal of PickPocket is to directly target your competitors.

Key Features & Benefits:

▪	DIY-Friendly Interface: A user-friendly platform that empowers business owners to create and launch campaigns without marketing expertise.
▪	Behavior-Based ID Targeting: Identifies and reaches high-intent consumers based on real-time behaviors, increasing campaign effectiveness.
▪	Cost-Effective Marketing Solution: Eliminates the need for expensive agency services by giving small businesses direct access to advanced marketing tools.
▪	Mobile-First Approach: Optimizes ad delivery for mobile devices, ensuring businesses engage customers where they spend the most time.

Although fully developed, Pick Pocket has not yet generated revenue, presenting an opportunity for future monetization strategies, including subscriptions, performance-based pricing, or value-added services.

Strategic Vision

We are a technology company with two core missions:

▪	First, we endeavor to deliver the latest digital marketing technology to companies of all sizes making them nationally, regionally, and locally competitive. In this capacity, we come to the table already vertically integrated and capable of executing any size campaign.

▪	Second, we are a tech incubator. We identify technology-based marketing solutions, take an equity share position in return for utilizing our internal resources to complete the buildout of technology-based solutions, and then using our marketing prowess to draw clients to these businesses. We have the internal personnel to successfully complete these projects and our marketing capabilities will deliver lower advertising costs to launch new projects making growth faster to attain.

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

All of these events put us in a great position to acquire new clients in mass. Our capital raises will in large part be used to grow our sales team in two regions initially and then expand quickly thereafter. The two regions we are starting with are the Tampa and New England markets and will be targeting medium sized clients with revenues between $5 million and $25 million (“Target Market”). We know that clients with this type of revenue typically have internal marketing teams that are more suited to understand analytics and can more easily track results and leverage our digital marketing tools and services. When this is the case, these clients stay longer and are more active in running their campaign which makes it far easier to produce new creative campaigns and get those campaigns approved more quickly; which is a critical component for campaign optimization.

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

We believe our focus in 2026 and 2027 will be driving sequential revenue growth and adding additional vertically integrated marketing solution capabilities. We expect to spend our capital raise proceeds on business development, development and/or acquisition of additional digital marketing capabilities and hiring subject matter expertise to support our infrastructure and public company reporting requirements. Having a well-trained staff in place will not only allow for the expeditious onboarding of new clients but will also go a long way in retaining clients we bring on. Strong client retention is foundational to long-term success in our business. We have already automated much of what we do so the length of time required to properly train people is drastically reduced.

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

Going Concern

As reflected in the accompanying audited financial statements, during the year ended December 31, 2025, we incurred a net loss of $473,147 and used cash of $89,807 in operating activities. Although we have been able to generate revenue from contracts with customers since inception, our ability to scale our business and continue as a going concern is dependent on our ability to raise capital to implement our business plan and then generate sufficient revenues to generate positive net income and cash flow.

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

Clients

As discussed above in more detail under the section titled “Our Target Market in Digital Marketing”, our Target Market is medium sized clients with revenues between $5 million and $25 million that exhibit a long term retention with an average of $5,100 per month in digital marketing services or spend. Our general geographic focus currently is in the Tampa Bay and New England areas. We will expand scope of our geographic focus in the future as we develop success in our primary markets. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the number of our customer contracts and seeking out partnerships that will allow us to increase our customer reach beyond our limited reach.

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

Employees

As of December 31, 2025, we had approximately 9 full-time employees. We contract with independent consultants and employ temporary or full-time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

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

Item 1A. Risk Factors

Generally, as a smaller reporting and emerging growth company, we are required to disclose risk factors if material. We have chosen to present the following Risk Factors which we believe are material to our ongoing business. These do not encompass all possible risks related to our Company.

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

Risks Related to Our Financial Condition

Since our inception, we have incurred recurring net operating losses and negative net working capital and as a result we have had to fund our operations with debt and dilutive equity financing to maintain operations.

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

For the year ended December 31, 2025, we generated insufficient revenues to cover our operating expenses. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in our digital marketing revenues, cost of revenues, or general and administrative expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

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

There is uncertainty regarding our ability to grow our business to a greater extent than we can with our existing financial resources, also described above, without additional financing. We entered into a 24-month Strata Purchase Agreement with a private investor who committed to purchase up to $5,000,000 of our registered common stock at a discounted price to market. We intend to leverage this Strata Purchase Agreement to raise equity necessary to execute its full business plan. This source of financing is a short-term solution to our financing and growth needs. We have no other firm agreements, commitments, or understandings to secure additional financing at this time. Our long-term future growth and success is dependent upon our ability to continue selling our digital products and services, generate cash from operating activities and obtain additional financing on favorable terms. There is no assurance that we will be able to continue selling our digital products and services, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our ability to grow our business to a greater extent than we can with our existing financial resources, also described above.

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

Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTCID, or if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTCID. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Risks Related to Our Securities

Our controlling stockholder has significant influence over the Company.

As of December 31, 2025, Jason Wood, our Founder, Chairman and Chief Executive Officer, owns approximately 37% of the issued and outstanding common stock. Additionally, Mr. Wood also holds 1,000,000 shares of Series A Preferred which have voting rights, at all times, equal to 80% of all voting rights. As a result, Jason Wood possesses significant economic influence over our financial and operational affairs. His stock ownership and position as a director of the company may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combinations or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could materially and adversely affect the market price of our common stock.

Minority shareholders will be unable to affect the outcome of stockholder voting as long as Jason Wood retains a controlling interest.

OTCID Market May Delist Our Securities From Trading On Its Exchange, Which Could Limit Investors’ Ability To Make Transactions In Our Securities And Subject Us To Additional Trading Restrictions.

Our common stock is listed on the OTCID. We cannot assure you that our securities will be, or will continue to be, listed on the OTCID or any other stock exchange in the future. In order to be eligible to continue listing our common stock on the OTCID our common stock must have a minimum bid price of $0.01, maintain a minimum freely traded float of at least 10% of our total issued and outstanding common stock, maintain at least 50 beneficial shareholders each holding a minimum of 100 shares, not be in bankruptcy, be in good standing in each jurisdiction in which the company is organized or conducts business, and file all required applications and fees with the OTCID. We cannot assure you that we will be able to meet those initial listing requirements at that time. Our inability to maintain a listing on the OTCID could significantly limit an individual investors ability to buy or sell our securities, if at all.

We may enter into arrangements whereby we may issue our securities to investors at a price which is less than the prevailing market price of our publicly traded common stock.

In order to establish a more reliable source of equity capital, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a discount to market ranging from 10-25% and include other terms and inducements including issuing stock warrants. In the event we execute a PIPE transaction, our shareholders may experience both price depreciation and share dilution after the transaction closes.

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

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. As reflected in the financial statements, the Company has $1,555,398 in assets, and an accumulated deficit and working capital deficit of $8,555,039 and $1,138,122, respectively, as of December 31, 2025, and incurred a net loss and cash used in operations of $473,147 and $89,807, respectively, for the year ended December 31, 2025. Based upon our current plans, we expect to incur operating losses in future periods because we will be investing in sales resources to grow our Target Market base that may outpace our revenues in the short run.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

In 2024, we entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor who committed to purchase up to $5,000,000 of our registered common stock. We intend to use any proceeds raised under this Strata Agreement to execute our business plan. Even with the Strata Agreement, we cannot guarantee that we will be successful in generating sufficient revenues to support our full business plan. Although we have been able to obtain alternative sources of capital including short term loans from our founder and convertible debt, such funding options may not be available or may not be available on terms that are beneficial and/or acceptable to the Company. As a result, we do not have an alternate source of funds should we fail to raise funds under this Strata Agreement and/or complete previous equity offerings under our current S-1 registration. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in raising sufficient capital through this Strata Agreement, or any other alternative source of capital to execute our business plan, we will be faced with the following options:

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

During the last fiscal quarter of 2025, we issued 500,000 shares under this Strata Agreement at a price per share of $0.20 and received gross proceeds of $100,000.

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

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require annually a minimum of $1,500,000 in working capital through sales and/or capital raise activities to provide sufficient capital to fully develop our business plan. To support an increase our revenues over time, we need to invest in additional tools (including AI) to create greater efficiency in our operations, expand services with our existing clients, and close on new business from new clients. Our ability to generate new client business is heavily tied to the reputation and reach of our employees and our ability to support their creative digital marketing services with our existing digital technologies. To the extent Specificity cannot generate new business from new and existing clients due to these limitations, Specificity’s ability to grow its business and to increase its revenues will be limited.

Specificity’s business could be adversely affected if it loses or fails to attract or retain key executives or employees.

Our business requires us to obtain staff with expertise in brand marketing, creative design and development, digital marketing tools and analytics, B2C media campaigns, technology development, account managers, and other subject matter specialists. Most importantly, our employees’ skills and relationships with our clients are among our most important assets. An important aspect of our market competitiveness is our ability to retain key employees and management personnel. Compensation for these key employees is an essential factor in attracting and retaining them, and we may not offer sufficient compensation to attract and retain these key employees, which could result in higher than expected turnover.

We are heavily focused on attracting and retaining key employees that are integral to delivering our digital marketing services. We expect for the next 12 months that total compensation will consist of a base salary, stock compensation and any other form of compensation available given our financial resources. If we fail to hire and retain a sufficient number of key employees, we may not be able to compete effectively.

Management succession at our operating units is very important to the ongoing results because as in any service business, the success of a particular agency is dependent upon the leadership of key executives and management and its relationships with its clients. If key executives were to leave our company, the relationships that Specificity has with its clients could be adversely affected. We have outsourced certain executive level advisory roles to cover financial reporting and compliance, data services and other key functions in the interim and plan to recruit full time executives when our operations allow us to get to scale. Our CEO is a key executive, and an unexpected absence, departure or otherwise could have a material impact on the company’s operations and ability to grow.

Specificity clients are able to pause their digital services which could materially disrupt our revenues and ability to scale our business in a sustainable manner

Due to the nature of our services and competition in the marketplace, we may offer clients the ability to pause their digital services for 30 days or more for a number of reasons, including allowing them time to follow-up on qualified lead generation sourced using our services, seasonal factors, product or service branding refreshes or changes that require time to generate market awareness, other unforeseen cash flow factors, executive management transitions, and merger and acquisition transactions.

Specificity is exposed to the risk of client defaults.

Despite our advanced billing approach, we are still exposed to the risk of significant uncollectible receivables from our clients in the event we provide services and fail to follow up on collecting for services. The risk of material loss could significantly increase in periods of severe economic downturn. Such a loss could have a material adverse effect on our results of operations, cash flows and financial position. We often incur expenses on behalf of our clients in order to secure a variety of media time and space. While we take precautions against default on payment for these services (such as billing in advance for services, setting an advertising spend budget, credit analysis, advance billing of clients, and in some cases acting as an agent for a disclosed principal) and have historically had a very low incidence of default.

Specificity is subject to regulations and litigation risk that could restrict our activities or negatively impact our revenues.

Advertising and marketing communications businesses are subject to increasing government regulation, both domestic and foreign. There has been an increasing trend in the United States and in Europe for advertisers to resort to litigation and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to advertising for certain products. Proposals have been made to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently, on our revenues.

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

Increased cybersecurity threats and attacks, which are becoming more sophisticated, pose a risk to third-party service providers and even within our systems and networks. Risk of security breaches remains a possibility within the infrastructure of these large global data and technology companies that we use to execute our services. We manage our cybersecurity risks by leveraging the digital environment of large data and cloud infrastructures owned and operated by the largest technology companies in the world. We use the world’s largest third-party service providers, including data and cloud providers, to store, transmit and process data. We manage our cybersecurity risks within our own technology environment, by using our mobile computing devices as a terminal to access data and information necessary to execute our services. To be clear, we do not directly store or process digital marketing data or information on our mobile computing devices.

We also have access to sensitive or personal data or information that is subject to privacy laws and regulations when we process client payment for our services. We leverage PCI compliant merchant card processors to manage, protect against, detect, prevent, respond to and mitigate cybersecurity incidents.

We use organizational training for employees to develop an understanding of cybersecurity risks and threats may be unable to prevent material security breaches, theft, modification or loss of data, employee malfeasance and additional known and unknown threats. Any breakdown or breach in our systems or data-protection policies, or those of our third-party service providers, could adversely affect our reputation or business.

We are dependent upon our current officers.

We currently are managed by two key officers, and we are entirely dependent upon them in order to conduct our operations. If they should resign or die, there will be no one to run Specificity, and the company has no Key Man insurance. If our current officers are no longer able to serve as such and we are unable to find another person to replace them, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in us.

We have identified material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As of December 31, 2025, we have identified three continuing material weaknesses in internal control over financial reporting that pertain to:

•	We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties.

•	We had inadequate document retention policies and procedures to ensure that all financial transactions were maintained and easily accessible.

•	We had inadequate policies and procedures related to internal control over financial reporting and as such relied heavily on outside consultants and advisors to assist us in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with US GAAP and SEC disclosure requirements.

•	We currently do not have an independent board of directors and audit committee oversight. The lack of oversight by an independent board of directors could result in failure to ensure robust financial reporting, internal controls and inaccurate disclosures. Additionally, the lack of oversight could result in a conflict of interest, undermine board objectivity, transparency, and compliance.

In July of 2024 we engaged an outside consultant to provide fractional Chief Financial Officer and SEC Reporting Compliance services to assist us with developing a remediation plan. Our outside consultant developed an information repository for all financial transactions and implemented monthly financial accounting and reporting procedures. Our outside consultant is developing a remediation plan for 2026 which includes (i) continued financial management coaching and development and (ii) collaborating with senior management and operational teams to put in place critical policies and procedures to address our lack of segregation of duties as practical given the staff size as we scale our operations. We cannot assure you our remediation efforts will occur within a specific timeframe as we are continuing to develop a formal set of plans.

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

Items 1B. Unresolved Staff Comments.

There are no unresolved staff comments.

Item 1C. Cybersecurity

We do not maintain personally identifiable information or client data outside our third party platform platforms service providers. As a digital marketing services provider, we utilize social media and other marketing platforms to build client marketing campaigns and direct marketing services. The vast majority of market data and analytical tools we use are developed and supported by large technology companies and as such rely on their infrastructure to ensure their web-based solutions have the appropriate cybersecurity protections to ensure our digital marketing services are secure. We leverage our proprietary digital analytical tools to develop more target marketing plans for our clients. We utilize PCI compliant merchant processors to ensure that client payments for services and ad spend are securely processed and cybersecurity risks minimized for us and our clients. In the ordinary course of our business, we do not have a large or complex data environment or systems that process sensitive information and as such we maintain an information security and cybersecurity program and a cybersecurity governance framework to manage our potential cybersecurity risk by outsourcing to sophisticated platform providers.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTCID market, trading under the symbol “SPTY”.

Holders of Our Common Stock

As of February 16, 2026 , there were approximately 184 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories, or others in unregistered form. The stock transfer agent for our securities is West Coast Stock Transfer.

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

Unregistered Sales of Equity Securities

Except for initial founders shares all unregistered shares and subsequent sales of common stock have since been registered pursuant to the Form S-1 registration statement deemed effective on September 16, 2021, Form S-1 registration statement deemed effective on June 1, 2022, Form S-1 registration statement deemed effective on September 23, 2022 and Form S-1 registration statement deemed effective on November 3, 2025.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2025.

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

We primarily generate revenue through recurring fixed monthly digital services agreements for the vast majority of our clients. We bill for our services at the beginning of each month, and our services are completed at the end of the month. We also generate revenue through marketing campaigns for product or service launches and other non-recurring events.

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Our contracts with clients are fee-for-service agreements to deliver digital marketing services. We bill our clients in advance for our services on or before the 1st of each month unless cancelled by the client in accordance with the terms of the service agreement. Revenue is recorded as services are performed which typically all occurs within a calendar month. If any customer pays for digital marketing services in advance for a planned campaign or non-recurring event, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. Our contracts with customers do not typically have performance conditions, milestones or other conditions that would prevent revenue from being earned in the month our services are delivered.

Convertible Debt

We may enter into negotiated short term convertible debt agreement to provide bridge capital in between equity raises. Our convertible debt agreements often include an original issue discount ranging from 10% to 25% and additional inducements including restricted stock, warrants as additional consideration, and common stock conversation features that may be exercised by the noteholder that is either at or out of the money. We evaluate the terms of convertible debt issue prior to accepting such agreements to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Convertible debt is treated as traditional debt unless it includes a convertible debt feature as described below:

•	Freestanding Stock Issued. We have issued stock as an inducement for convertible debt agreements. We record the fair value of common stock issued as a debt discount as a contra liability and amortize it over the life of the convertible debt term and recognize common stock at par value and additional paid in capital if the stock consideration is not treated as a derivative. We amortize debt discount in the caption “interest expense” in the statement of operations. We estimate the value of stock issued in connection with convertible debt based on quoted market prices for the Company’s common stock which is a Level 1 fair value measurement.

•	Embedded Derivatives. Our convertible debt agreements do not typically contain embedded derivatives. We estimate the fair value of the convertible debt derivative using the Black Scholes method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

•	Warrants to Purchase Common Stock. We have issued warrants as an inducement for convertible debt agreements. We estimate the fair value of any warrants issued in connection with convertible debt and record the fair value of such warrants as a debt discount, which is recorded as a contra-liability against the debt and amortized the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is recorded as additional paid in capital if the stock consideration is not treated as a derivative. We estimate the fair value of warrants issued using a Black Scholes option pricing model which is a Level 2 fair value measurement.

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

Results of Operations for the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

Revenues

For the year ended December 31, 2025, total revenue increased approximately 10% to $1,087,805 as compared to $991,143 last year. Excluding new international revenues of approximately $64,669, domestic revenues increased approximately 9%, as compared to last year. The increase in domestic revenues was attributable to three new large customer contracts. The Company’s revenue may fluctuate from year to year depending on the customers digital marketing requirements. Customers are generally permitted to pause future marketing services which could materially affect the timing of expected revenues.

Cost of revenues

During the year ended December 31, 2025, cost of revenues increased to $618,803 as compared to $522,715 last year. The increase was due to increased market data volume and costs we use to run client marketing campaigns and services. Our total cost of services may fluctuate from time to time depending on the types of marketing services and campaigns we run for our clients.

Operating expenses

During the year ended December 31, 2025, operating expenses significantly decreased to $774,459 as compared to $974,128 last year. The decrease in operating expenses was primarily due to a reduction in our sales team and administrative staff.

Other expenses

During the year ended December 31, 2025, other expenses increased to $167,835 as compared to $109,561 last year, primarily driven by higher original issue discount interest expense incurred in connection with our convertible note issuances during 2025. In 2024, we recorded an extinguishment of debt charge of $11,409 related to our convertible note conversion rate modification and another charge of $29,242 related to our early termination of our operating lease and the remainder related to our working capital funded debt interest costs.

Provision for income taxes

During the year ended December 31, 2025 and 2024, there was no provision for income taxes as we had net operating losses. In 2024, we placed a full valuation allowance on net deferred tax assets of $2,253,862.

Net loss

During the year ended December 31, 2025, our net loss decreased to $473,147 as compared to $615,261 last year due to the reasons stated above.

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

Net Working Capital

At December 31, 2025, we had a net working capital deficit of approximately $1,138,122 compared to a net working capital deficit of $1,171,822 at December 31, 2024. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt.

We relied on proceeds from customer payments and financing activities from the private placement sale of common stock in 2025 and 2024 to fund our business operations and growth plans.

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

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the year ended December 31, 2025, net cash used in operations was approximately $89,807 driven by current year operating loss, partially offset by original issue discount amortization, stock compensation and deferral of suppler payments. For the year ended December 31, 2024, net cash used in operations was approximately $361,875 driven by current year operating loss, partially offset by stock compensation.

Cash Flows from Investing Activities

For the year ended December 31, 2025 and 2024, there were no inflows or outflows for investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the year ended December 31, 2025, net cash provided by financing activities was $88,178, primarily due to the proceeds from convertible notes, related party advances to finance working capital funding loan repayments, Strata Agreement equity issuances, partially offset by related party advance repayments to our CEO and working capital funding repayments to our specialty lenders. For the year ended December 31, 2024, net cash provided by financing activities was $316,139, primarily due to the proceeds from proceeds specialty funder working capital loans and the sale of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

Not required of smaller reporting companies.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-25 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures over financial reporting were not effective.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company. As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our financial reporting disclosure controls and procedures were not effective.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Our current Directors and Officers of the Company are as follows:

Name	Age	Position
Jason Wood	50	Director, Chairman, President, CEO, CFO, Secretary and Treasurer
Kevin D. Frisbie	54	Director and Chief Revenue Officer
William Anderson	70	Director (Resigned on November 1, 2025), COO (Retired July 1, 2024)
Richard Berry	60	COO, Appointed November 1, 2024 and Resigned on December 31, 2025

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

William (“Bill”) Anderson – Director (Resigned November 2025)

Bill Anderson is one of our original founders, a director and our COO. Bill’s experience extends from corporate management in the Fortune 100 arena to management consulting and business development. Bill is well traveled and has lived in nine different states ranging from the East Coast, West Coast, Southwest, Southeast Central and the Great Lakes. He has spent the most recent 15 years living and working in Ohio. Bill Worked in the food business supply chain for 25 years, the last 18 with Sara Lee. He then went on to work in management consulting for six years. After that, Bill spent five years self-employed until May 2017, before taking on the role as Chief Operating Officer of Actionable Insights, a digital marketing firm, in June of 2017. Bill joined Specificity in November 2020 as COO. Bill has a BS Degree in Business Administration and a Master’s Degree in Management. He earned a Masters in Management as a non-traditional student and has a deep interest in and understanding of organizational development and how people work. Bill retired from serving as our COO in July 2024 and later resigned from his role as a Director in November 2025.

Richard Berry – COO (Resigned December 2025)

Richard Berry was appointed as COO on November 1, 2024. Richard brings with him over 30 years of executive experience driving innovation, building teams, and growing revenue for market disrupting technologies and products across various industries. Richard previously served as CEO of AquaHydrate Inc., where he led the company to achieve over $15 million in annual revenue through strategic branding, marketing, national distribution partnerships, and effective operations and sales initiatives. Under his leadership, AquaHydrate gained substantial market traction, ultimately resulting in the sale of the controlling interest in the company—valued at $50 million—to Ron Burkle’s Yucaipa Companies. As COO, Richard will be responsible for overseeing our operational strategies and supporting the execution of key initiatives across its core brands: Specificity, Put-Thru, and Intent Buyers. His expertise in business management, coupled with his experience in public offerings and capital markets, will support our expansion efforts and enhance investor confidence. Richard voluntarily resigned from his role as COO on December 31, 2025.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2025 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jason Wood	Chairman, CEO and President	2025	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$11,628(2)	$11,628
		2024	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$88,240(2)	$88,240
Richard Berry	Chief Operating Officer	2025	$-0-(3)	$-0-	$17,178	$-0-	$-0-	$-0-	$80,501(4)	$97,679
		2024	$6,500	$-0-	$7,735	$-0-	$-0-	$-0-	$-0-	$14,235
William Anderson	Chief Operating Officer	2025	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
		2024	$22,488	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$22,488
Kevin Frisbie	Chief Revenue Officer	2025	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
		2024	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Fair value of employee stock issued as compensation.
(2)	In lieu of a cash base salary for the CEO, we cover his personal living expenses and other expenses incurred by other entities controlled by Mr. Wood. These amounts are not going to be repaid and thus were treated as compensation.
(3)	The COO had unpaid salary totaling $30,320 and $0 for the years ended December 31, 2025 and 2024, respectively.
(4)	The Company issued 146,373 shares of common stock in lieu of unpaid salary accrued from November 1, 2024 through June 30, 2025.

Executive Employment Agreements

Jason Wood. On January 1, 2021, we entered into an employment contract with our Chief Executive Officer for which the initial term of the agreement was one year with automatic 1-year renewals. If the Chief Executive Officer is terminated without cause, then the remaining current contract year shall be paid. Our CEO does not currently take a salary; however, in lieu of a salary we cover his personal living, travel and related expenses when there is sufficient working capital.

Willam Anderson. On January 1, 2021, we entered into an employment contract with our Chief Operating Officer for which the initial term of the agreement was one year with automatic 1-year renewals. If the Chief Operating Officer is terminated without cause, then the remaining current contract year shall be paid. Pursuant to this agreement, William shall receive a base salary of $100,000 and be eligible for stock awards.

Richard Berry. On October 14, 2024, the Company entered into an employment contract with its Chief Operating Officer, Richard Berry, for which the initial term of the agreement was one year with automatic 1-year renewals. Pursuant to this agreement, Richard shall receive a base salary of $120,000 and stock award of 3,500 shares of common stock per month. Richard is eligible to receive a ten (10) percent commission on new revenue closed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 9, 2025, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Specificity, Inc., 8429 Lorraine Rd., Lakewood Ranch, 34202.

Shareholder(1)	Number of Shares of Common Stock Held	Number of Shares of Series A Preferred Stock(2)	Number of Shares of Series B Preferred Stock(2)	Total Voting Rights	Voting %
Jason Wood	5,691,664	1,000,000	-	45,691,664	91.4%
Kevin Frisbie	330,000	-	508,000	1,353,954	2.7%
Bill Anderson	320,000	-	-	320,000	0.6%
Richard Berry	498,873	-	-	498,873	1.0%
Totals	6,840,537	1,000,000	508,000	47,874,324	95.7%

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

(2)       Holders of Series A Preferred Stock have voting rights equal to exactly eighty percent (80%) of all voting rights available at the time of any vote, including Series A voting rights. As of February 16, 2026, Series A Preferred Stock, collectively and in their entirety, have voting rights equaling 1,000,000 votes, or exactly 80% of the total voting rights of all classes of shares which equal 12,244,887 votes (fully diluted).

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

During the year ended December 31, 2025, Mr. Wood sold 813,336 shares of common stock of the Company at prices ranging from $0.45 to $1.00 and received gross proceeds of $353,632. Mr. Wood reinvested a significant portion of these stock sale proceeds into the Company as a shareholder advance to support the Company’s net working capital requirements. During the year ended December 31, 2024, Mr. Wood did not sell any shares of common stock of the Company.

Except as disclosed above, there have been no additional transactions, or any proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest, that would be required to be disclosed herein pursuant to Items 404(a) and 404(d) of Regulation S-K.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The Company engaged CM3 Advisory to conduct audit services. All fees paid to CPA firms are reported below.

Year	Audit	Taxes	Filings	Other	Total
2025	$32,500	$-	$-	$-	$32,500
2024	$89,000	$-	$-	$-	$89,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed
3.1	Articles of incorporation filed November 25, 2020	Form S-1 Filed June 23, 2021
3.2	Bylaws dated November 25, 2020	Form S-1 Filed June 23, 2021
3.3	Designation of Series A Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021
3.4	Designation of Series B Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Herein
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Herein
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herein
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herein
10.1	Convertible Promissory Note with ClearThink Capital Partners LLC dated September 29, 2025	Herein
10.2	Convertible Promissory Note with ClearThink Capital Partners LLC dated October 1, 2025 (Original Commitment on October 3, 2024)	Herein
10.3	Convertible Promissory Note with ClearThink Capital Partners LLC dated November 6, 2025	Herein
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: March 30, 2026	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 30, 2026 on behalf of the registrant and in the capacities indicated.

SPECIFICTY, INC.

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Specificity, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Specificity, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes(collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2026

We have served as the Company’s auditor since 2024.

SPECIFICITY, INC.

Balance Sheets

(Expressed in U.S. Dollars)

	DECEMBER 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,784	$3,413
Prepaid and other current assets	3,750	3,840

Total current assets	5,534	7,253

NONCURRENT ASSETS
Property and equipment, net	367	1,047
Intangibles, net	1,549,497	1,550,996

TOTAL ASSETS	$1,555,398	$1,559,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$15,982	$165,896
Accounts payable and accrued expenses	160,068	173,941
Accrued payroll, taxes and penalties	294,243	233,898
Accrued interest payable - related party	150,000	100,000
Convertible note payable, net of discount	429,736	209,671
Related party advances	93,627	295,669

Total current liabilities	1,143,656	1,179,075

NON-CURRENT LIABILITIES
Related-party notes payable (Pickpocket)	1,000,000	1,000,000

Total non-current liabilities	1,000,000	1,000,000

TOTAL LIABILITIES	2,143,656	2,179,075

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 15,306,108 and 13,539,544, respectively	15,306	13,539
Stock Subscription	-	(32,720)
Additional paid-in capital	7,500,215	7,030,034
Accumulated deficit	(8,555,039)	(8,081,892)

Total stockholders’ deficit	(588,258)	(619,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,555,398	$1,559,296

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statements of Operations

(Expressed in U.S. Dollars)

	YEAR ENDED
	DECEMBER 31,
	2025	2024

Revenues, net	$1,087,950	$991,143
Cost of services	618,803	522,715

Gross profit	469,147	468,428

Operating expenses:
Sales and marketing	164,684	179,616
Capital raise promotion expense	29,164	29,610
General and administrative expenses	561,254	746,080
Share-based compensation expense	17,178	7,735
Depreciation and amortization	2,179	11,087

Total operating expenses	774,459	974,128

Loss from operations	(305,312)	(505,700)
Other expense:
Interest expense	(117,835)	(18,910)
Interest expense - related party	(50,000)	(50,000)
Loss on extinguishment of debt	-	(11,409)
Loss on termination of operating lease	-	(29,242)
Intangible asset impairment charge	-	-

Total other expense	(167,835)	(109,561)

Loss before provision for income taxes	(473,147)	(615,261)
Provision for income taxes	-	-

Net loss	$(473,147)	$(615,261)

Basic and diluted loss per share	$(0.03)	$(0.05)

Basic and diluted weighted average shares outstanding	13,903,693	11,369,799

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statement of Changes in Stockholders’ Deficit

(Expressed in U.S. Dollars)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total

Balances, December 31, 2023	1,000,000	$1,000	560,000	$450,260	11,216,438	$11,216	$5,116,403	$-	$(7,466,631)	$(1,887,752)
Common stock issued in partial convertible note conversion	-	-	-	-	100,000	100	49,900	-	-	50,000
Common stock issued in exchange for services rendered	-	-	-	-	118,975	119	89,882	-	-	90,001
Common stock issued in connection with 506 offering	-	-	-	-	293,631	293	219,925	(32,720)	-	187,498
Common stock issued as employee share-based compensation	-	-	-	-	10,500	11	7,724	-	-	7,735
Common stock issued as consideration paid for HomeQ software purchase	-	-	-	-	1,800,000	1,800	1,546,200	-	-	1,548,000
Net loss	-	-	-	-	-	-	-	-	(615,261)	(615,261)
Balances, December 31, 2024	1,000,000	$1,000	560,000	$450,260	13,539,544	$13,539	$7,030,034	$(32,720)	$(8,081,892)	$(619,779)
Common stock issued in connection with 506 offering	-	-	-	-	-	-	-	32,720	-	32,720
Common stock issued in connection with Strata Agreement	-	-	-	-	500,000	500	99,500	-	-	100,000
Common stock issued in connection with Convertible
Note for no consideration	-	-	-	-	50,000	50	15,470	-	-	15,520
Common stock issued in connection with partial conversion of LGH Convertible Note	-	-	-	-	100,000	100	49,900	-	-	50,000
Common stock issued in connection with partial conversion of ClearThink Capital Partners LLC Convertible Note	-	-	-	-	627,510	628	93,122	-	-	93,750
Common stock issued to investor relations consultant in exchange for services rendered	-	-	-	-	250,681	251	89,749	-	-	90,000
Common stock issued to financial consultant in exchange for services rendered	-	-	-	-	50,000	50	24,950	-	-	25,000
Common stock issued to employee in lieu of unpaid salary	-	-	-	-	146,373	146	80,354	-	-	80,500
Common stock issued as employee share-based compensation	-	-	-	-	42,000	42	17,136	-	-	17,178
Net loss	-	-	-	-	-	-	-	-	(473,147)	(473,147)
Balances, December 31, 2025	1,000,000	$1,000	560,000	$450,260	15,306,108	$15,306	$7,500,215	$-	$(8,555,039)	$(588,258)

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statements of Cash Flows

(Expressed in U.S. Dollars)

	YEAR ENDED
	DECEMBER 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(473,147)	$(615,261)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	680	4,698
Amortization of intangibles	1,499	6,389
Amortization of original issue discount	73,710	-
Loss on extinguishment of debt	-	11,409
Loss on termination of operating lease	-	29,242
Share-based compensation expense	17,178	7,735

Changes in operating liabilities:
Accounts receivable	-	4,000
Prepaid expenses and other current assets	90	(465)
Accounts payable and accrued expenses	56,213	119,251
Accrued liabilities	140,845	67,597
Accrued interest payable	43,125	6,530
Deferred revenue	-	(53,000)
Accrued interest payable - related party	50,000	50,000
Net cash used in operating activities	(89,807)	(361,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital funding loans	-	199,250
Repayments of working capital funding loans	(105,000)	(81,780)
Proceeds from convertible promissory note issuance	262,500	-
Advances from related party	216,250	11,169
Repayment of related party advances	(418,292)	-
Proceeds from sale of common stock (Strata)	100,000	-
Proceeds from sale of common stock (506)	32,720	187,500
Net cash provided by financing activities	88,178	316,139

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,629)	(45,736)
CASH AND CASH EQUIVALENTS, beginning of period	3,413	49,149
CASH AND CASH EQUIVALENTS, end of period	$1,784	$3,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services rendered	$97,821	$89,999
Common stock issued in partial convertible note conversion	$143,750	$50,000
Common stock issued in connection with Convertible Note for no consideration	$15,520	$-
Common stock issued to employees as compensation	$97,678	$7,735
Common stock issued as consideration paid for HomeQ	$-	$1,548,000

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $1,555,398 in assets, and an accumulated deficit and working capital deficit of $8,555,039 and $1,138,122, respectively, as of December 31, 2025, and incurred a net loss and cash used in operations of $473,147 and $89,807, respectively, for the year ended December 31, 2025. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

In the interim, the Company raised capital through short term bridge loans and also entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor who committed to purchase up to $5,000,000 of the Company’s registered common stock (see Note 9 – Strata Purchase Agreement). The Company began to leverage this Strata Agreement to raise equity during the fourth quarter of 2024 and again in the fourth quarter of 2025. The Company intends to leverage this Strata Agreement as necessary to execute its full business plan.

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

Development Stage Company

The Company is a development stage company as defined in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts on establishing the business and generating sufficient revenue to support its ongoing operations. All losses accumulated since inception have been considered as part of the Company’s development stage activities. The Company has elected to adopt application of Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these financial statements. The Company had no cash equivalents as of December 31, 2025 and 2024. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. Interest bearing deposits in excess of FDIC insured limits are uninsured and unrecoverable in the event a financial institution the Company has a deposit relationship with becomes insolvent. The Company manages uninsured deposit risk by 1) investing in government backed securities and holding such investments to maturity and 2) investing in a series of certificates of deposit at amounts below the FDIC limit at other financial institutions. The Company had no cash balances in excess of FDIC limits as of December 31, 2025 or 2024.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Intangible Assets

The Company’s primary intangible assets consist of website development costs and internally developed software used to deliver digital marketing services. The Company expenses website and internally developed software costs incurred during the planning and content development phases of development. The Company expenses hosting costs incurred during all stages of development. The Company capitalizes all costs incurred during active development of the application and infrastructure and graphics, including acquired technology stacks. Software related intangible assets are amortized using the straight-line method over an estimated economic life of three (3) to five (5) years. The Company’s most significant intangible asset is software acquired in connection with the HomeQ technology stack purchase in 2024. The Company will complete the remaining development when additional capital is raised to bring the technology to market as intended.

Impairment of Long-Lived Assets

Long lived assets (including intangible assets) are reviewed by the Company’s management when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used in measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. There were no impairments of long lived assets during the year ended December 31, 2025.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

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

Convertible Debt

The Company has historically entered into short term convertible debt agreements which include additional inducements including stock, warrants and common stock conversion features. Convertible debt issuances provide bridge capital in between equity raises. Conversion features that appear in convertible notes issued by the Company are accounted for as described below:

•	Stock Consideration. The Company treats the issuance of shares of common stock in connection with the issuance of convertible debt as a debt discount, which is recorded as a contra-liability against the debt and amortizes the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is recorded as additional paid in capital if the stock consideration is not treated as a derivative. The Company determines the value of stock issued in connection with convertible debt based on quoted market prices for the Company’s common stock which is a Level 1 fair value measurement. During the year ended December 31, 2025, the Company did not issue additional consideration to its convertible noteholder. During the year ended December 31, 2024, the Company issued 50,000 shares of common stock as additional consideration to its convertible noteholder (see Note 6).

•	Warrants. The Company treats the issuance of shares of common stock in connection with the issuance of convertible debt as a debt discount, which is recorded as a contra-liability against the debt and amortizes the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is recorded as additional paid in capital if the stock consideration is not treated as a derivative. The Company determines the value of warrants issued in connection with convertible debt using a Black Scholes option pricing model which is a Level 2 fair value measurement. During the year ended December 31, 2025 and 2024, there were no warrants issued as an inducement for a convertible debt issuance.

•	Embedded Derivatives. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, then the Company will estimate the fair value of the convertible debt derivative using the Black Scholes method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt. During the year ended December 31, 2025 and 2024, there were no embedded derivatives identified.

If the conversion feature does not qualify for derivative treatment, the convertible debt is treated as traditional debt.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

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

Revenue from Contracts with Customers

The Company’s performance obligation, associated with digital marketing solutions generally consist of the promise to deliver digital marketing services. Digital marketing solutions are delivered as a service and as such the performance obligation is complete once marketing tools or solutions are made available to the customer, or as determined by the specific terms of the contract, if applicable. The Company charges its clients a fixed monthly retainer for its services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. If any customer pays for digital marketing services in advance, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. As of December 31, 2025 and 2024, the Company had no deferred revenue recorded.

The Company’s standard sales terms generally do not generally allow for a right of return due to the nature of digital marketing services. After completion of the Company’s performance obligation, there is an unconditional right to consideration as outlined in the contract. Revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied.

The Company offers three digital marketing solutions within its single segment business.

1.	Tradigital Partners - White-Label Digital Marketing Solutions for Ad Agencies. Tradigital Partners is a specialized white-label digital marketing service designed exclusively for advertising agencies to partner their traditional campaigns with digital. This solution allows agencies to expand their service offerings by providing cutting-edge digital marketing solutions under their own brand, without the need for in-house expertise or infrastructure.

2.	Put-Thru - Enterprise-Grade Digital Marketing, Scaled for SMBs. Put-Thru is a digital marketing tech stack designed specifically for small and medium-sized businesses (SMBs). Unlike enterprise-level marketing platforms that require significant investment and expertise, Put-Thru delivers powerful digital advertising solutions at an affordable price point, helping SMBs compete with larger brands.

3.	Pickpocket - DIY Digital Marketing Platform for Small Business Owners. Pickpocket is a do-it-yourself (DIY) digital marketing platform built for small business owners who want to take control of their advertising efforts while cutting out the waste of audiences that don’t make sense for their product or service. Designed for businesses with annual revenues between $500,000 and $5 million, Pickpocket leverages behavior-based ID technology to help users build ideal customer profiles and directly target potential buyers through their mobile devices. The main goal of Pickpocket is to directly target your competitors. Although fully developed, Pickpocket has not yet generated revenue, presenting an opportunity for future monetization strategies, including subscriptions, performance-based pricing, or value-added services.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

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

Advertising, Marketing and Promotion Costs

The Company expenses advertising, marketing and promotion costs related to its digital marketing offerings in the period in which the expenditure is incurred. Digital marketing services will be promoted through recognized social media networks and other marketing channels, and at targeted events. During the years ended December 31, 2025 and 2024, the Company incurred website, general marketing, advertising, branding and promotion costs of $179,616 and $450,500, respectively.

Capital Raise Promotion Costs

The Company expenses capital raise costs in the period in which the expenditure is incurred. Promotion expenses include digital investor website and processing platform fees, investor relations and related advisory fees, marketing and promotion campaigns to promote the Company’s equity raise. During the years ended December 31, 2025 and 2024, the Company incurred capital raise promotion costs of $29,163 and $29,610, respectively.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company has adopted this ASU for the fiscal year 2025 and its adoption did not have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. In January 2025, the FASB issued ASU No. 2025-01, which revises the effective date of ASU No. 2024-03, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU allows prospective or retrospective application. The Company is currently evaluating the impact of this ASU on its financial statement presentation and disclosures and plans to adopt this pronouncement beginning with its fiscal year beginning January 1, 2027.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company is currently evaluating the impact of this ASU on its financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning January 1, 2026.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU is intended to simplify the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of this ASU on its financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning January 1, 2028.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning January 1, 2028.

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

	DECEMBER 31,
	2025	2024

Base salary paid	$-	$-
Automobile lease payments	5,901	31,185
Personal expenses paid on behalf of CEO	1,400	21,960
Interest Accrued or Paid on related party payable to CEO	50,000	50,000
Non-cash compensation	-	10,391
Health insurance	-	1,000
Apartment	4,327	23,704

Total	$61,628	$138,240

All compensation paid to the CEO was classified as officer compensation within general and administrative expense in the statement of operations.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Related Party Notes Payable (Pickpocket)

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s CEO to acquire an 80% equity interest in Pickpocket Inc. (“Pickpocket”) for a purchase price of $1 million and paid consideration in the form of a promissory note bearing simple interest at a rate of 5% per annum. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the purchase price as compensation to the officer. The transaction was accounted for on a carryover basis as the CEO was the controlling shareholder in both entities. As of December 31, 2025 and 2024, the Company has accrued interest of $150,000 and $100,000, respectively, included within accrued interest payable – related party on the accompanying balance sheet.

Executive Officer Advances to the Company (Related Party Advances)

The Company’s CEO and COO provided unsecured credit advances to the Company to fund operations in between financing rounds. These advances do not incur interest and are due on demand. During the year ended December 31, 2025, the CEO repaid two working capital loans totaling $44,914 on behalf of the Company (See Note 5). As of December 31, 2025 and 2024, unpaid credit advances were $93,627 and $295,669, respectively.

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

	DECEMBER 31,
	2025	2024

NewCo Capital Group Future Revenue Purchase Agreement dated March 3, 2023 (1)	$-	$40,630
Parkside Funding Group LLC Revenue Purchase Agreement dated August 3, 2023 (2)	-	49,284
Funding Futures Revenue Purchase Agreement dated February 27, 2024 (3)	15,982	25,982
ClearThink Capital LLC (4)	-	50,000
Total working capital funding loans	$15,982	$165,896

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

(1)	On March 2, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $120,000 (net of underwriting and original fees of $7,200) for which $169,200 will be repaid in 36 weekly installments of $4,700, with a minimum payment of 10% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 29.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay additional fees of 30% of the unpaid balance to cover legal fees required by the third party to pursue collection in the event of default. During the year ended December 31, 2025, the Company’s CEO advanced the Company $5,630 to repay the loan in full.

(2)	On August 3, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $57,000 (net of $3,000 in underwriting fees) for which $84,000 will be repaid in weekly installments of $3,231 with a minimum payment of 22% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 32.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 and additional fees of 33% of the unpaid balance to cover legal fees required to pursue collection in the event of default. As of December 31, 2023, the required payments were not made, and the Company was in default. On August 23, 2023, the Company entered into a Settlement Agreement and General Release with the lender to settle unpaid advances. During the year ended December 31, 2025, the Company’s CEO advanced the Company $39,284 to repay the loan in full.

(3)	On February 27, 2024, the Company entered into a future revenue purchase agreement and received proceeds of $18,000 (net of $2,000 in underwriting fees) for which $29,980 will be repaid in daily installments of $428, with a minimum payment of 9% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO. The percentage purchased factor representing interest expense under this arrangement was approximately 66.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 or up to 25% of the unpaid balance to cover legal fees required to pursue collection in the event of default. During the year ended December 31, 2025, the Company partially repaid this funder loan.

(4)	As more fully described in Note 9, Strata Purchase Agreement, the Company borrowed $87,500 in 2025 and $50,000 in 2024 (to cover operating expenses associated with the audit of the financial statements). On October 1, 2025, the Company entered into a convertible note agreement with ClearThink Capital Partners LLC to formalize the terms and conditions for the amounts borrowed.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 6 – CONVERTIBLE NOTE AGREEMENT

As of December 31, 2025, the Company had four outstanding convertible den agreements, of which three of these convertible debt agreements were entered into during the year ended December 31, 2025. Convertible debt outstanding consisted of the following issuances:

	DECEMBER 31,
	2025	2024

Convertible Note, dated April 25, 2023, fixed installments of $26,889, matured in June 2024 and currently in default (1)	$83,894	$133,894
Convertible Note, dated September 30, 2025, lumpsum repayment at maturity on June 30, 2026 (2)	30,000	-
Convertible Note, dated October 1, 2025, lumpsum repayment at matured on December 31, 2025 (2)	112,500	-
Convertible Note, dated November 6, 2025, lumpsum repayment at maturity on September 30, 2026 (2)	120,000	-

Total Convertible Note	$346,394	$133,894
Deduct: Unamortized Original Issue Discount (1)(2)	(35,560)	-
Convertible Note principal balance payable	$310,834	$133,894
Add: Convertible Note interest payable (1)(2)	118,902	75,777
Total Convertible Note payable	$429,736	$209,671

(1)	LGH Investments LLC. On April 25, 2023, the Company entered into a convertible debt agreement with a 10% original issue discount (OID) on a face value of $220,000; and an additional interest charge of $22,000 at the time of issuance. The fair value of common stock issued as an inducement was $62,500 and recognized as an additional OID. The convertible dent agreement included a detachable warrant to purchase up to 200,000 shares of common stock at an exercise price of $5.00 per warrant, and a common stock conversion feature with a conversion rate of $1.50 per dollar of principal outstanding which was later decreased on January 29, 2024 to $0.50, as part of a debt modification to cure a default which occurred due to nonpayment. The conversion ratio modification did not substantively change the cash flows associated with the original Convertible Note; however, the modification resulted in a substantive change in the conversion feature. This modification of the conversion feature was accounted for as a debt extinguishment and a loss on extinguishment of $11,408 was recognized during the year ended December 31, 2024. During the year ended December 31, 2024, the Company recorded default penalty interest of $53,778 as a result of not paying in accordance with the terms and conditions of convertible debt agreement. On February 3, 2024, $50,000 in outstanding principal into 100,000 shares of common stock. On October 28, 2025, $50,000 in outstanding principal into 100,000 shares of common stock.

(2)	ClearThink Capital Partners LLC. The Company entered into three separate convertible debt agreements with the following terms and conditions:

•	On September 30, 2025, the Company entered into a convertible debt agreement with a face value of $30,000 (including a 20% OID) and additional interest of 15%, all of which is payable upon maturity on June 30, 2026. During the year ended December 31, 2025, the Company recognized $5,000 as an OID, amortized $1,667 in OID and recognized additional interest expense of $4,500. As of December 31, 2025, the Company had $3,333 of unamortized OID and accrued interest payable of $4,500.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

•	On October 1, 2025, the Company entered into a convertible debt agreement with a face value of $206,250 (including a 50% OID) and additional interest of 10%, all of which is payable upon maturity on December 31, 2025. During the year ended December 31, 2025, the Company recognized $68,750 as an OID, amortized $68,750 in OID and recognized additional interest expense of $20,625. As of December 31, 2025, the Company had no remaining unamortized OID and accrued interest payable of $20,625. On October 20, 2025, the Company converted $93,750 in outstanding principal into 627,510 shares of common stock at a conversion price of $0.15. Subsequent to December 31, 2025, the Company converted the remaining outstanding debt balance of $133,125 into 1,331,250 shares of common stock at a conversion price of $0.10.

•	On November 6, 2025, the Company entered into a convertible debt agreement with a face value of $120,000 (including a 20% OID) and additional guaranteed interest of 18,000, all of which is payable upon maturity on September 30, 2026. The Company issued 50,000 shares of restricted stock with a fair value of $15,520 as an additional inducement. During the year ended December 31, 2025, the Company recorded $32,520 as an OID and amortized $3,293 in OID. As of December 31, 2025, the Company had $32,227 of unamortized OID.

NOTE 7 – OPERATING LEASE RIGHT OF USE ASSET AND LIABILITY

On May 1, 2021, the Company entered into a 4 year office non-cancellable operating lease agreement commencing on June 16, 2021 and recorded a right of use asset and liability of $104,665. On January 31, 2024, the Company abandoned its office space as part of its decision to transition to a remote working environment and entered into early lease termination negotiations with the landlord. On March 29, 2024, the Company finalized an early termination of its operating lease agreement with its landlord. Under the terms of the lease termination agreement dated March 29, 2024, the Company agreed to pay a lease termination fee of $33,895, which is included on the balance sheet within “accrued expenses”. The Company and landlord agree to settle the lease termination fee in exchange for digital marketing services to be provided by the Company during the first quarter of 2024, after the landlord completes planned renovations to the building. The Company recognized a net loss of $29,242 under the caption “Loss on termination of operating lease” within the statement of operations for the year ended December 31, 2024.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

The Company’s net deferred tax assets consisted of the following:

	DECEMBER 31,
	2025	2024

Deferred tax assets:
Net operating loss carryforward	$1,810,337	$1,684,352
Share-based compensation	505,862	501,224
Charitable contributions	1,079	1,079
Total deferred tax assets	$2,317,278	$2,186,655
Less: valuation allowance	(2,253,862)	(2,129,392)
Total deferred tax assets, net	$63,416	$57,263

Deferred tax liabilities:
Depreciation	$1,351	$1,351
Accrued compensation	62,065	55,912
Total deferred tax liabilities	$63,416	$57,263

Net deferred tax asset or liability	$-	$-

	DECEMBER 31,
	2025	2024
Deferred tax asset valuation allowance:
Beginning balance	$(2,129,392)	$(2,129,392)
Increase	(124,470)	-
Ending balance	$(2,253,862)	$(2,129,392)

As of December 31, 2025 and 2024, the Company provided a 100% valuation allowance against the net deferred tax assets.

Provision for income tax (benefit) effective rates, which differs from the federal and state statutory rates were as follows for the years ended:

	DECEMBER 31,
	2025	2024

Tax at U.S. federal statutory rate	21.00%	21.00%
State, net of federal benefit	5.85%	5.73%
Non-Deductible Expenses	-0.54%	-0.94%
Change in valuation allowance	-26.31%	-25.79%
	0.00%	0.00%

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”). As of December 31, 2025, the Company is currently not under examination by the IRS. The Company did not have any unrecognized tax benefits at either December 31, 2025 or 2024. If applicable in the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

The Company files state income tax returns in Nevada (state of incorporation) and Florida (state in which the Company conducts business). As of December 31, 2025, the Company is currently not under examination by either state tax authority.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 9 – CAPITAL STRUCTURE

During the year ended December 31, 2025 and 2024, there were no equity transactions that could result in a change in control of the Company which would trigger any conversion provision contained within the Company’s Convertible Note, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments:

•	Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock. On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration. There were no changes in Series A shares during the years ended December 31, 2025 or 2024.

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

In 2020, the Company issued 260,000 shares of Series B preferred stock for no additional consideration at a fair value of $260. In 2022, the Company issued 300,000 shares of Series B preferred stock as compensation to the Chief Revenue Officer (“CRO”) of the Company. The Company estimated the fair value of Series B at $1.50 per share (average transaction price for common stock sold during the same period), which resulted in a total fair value of $450,000. As of December 31, 2025 and 2024, the Company’s CRO beneficially held 404,000 Series B shares and indirectly through his spouse and son held 196,000 Series B shares.

There were no changes in Series B shares during the years ended December 31, 2025 or 2024.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

•	Common Stock

As of December 31, 2025, the Company had 50 million authorized shares of common stock with a par value of $0.001, of which 15,306,108 were issued and outstanding. Common stockholders are entitled to one vote per share on all matters submitted to a vote of stockholders. As of December 31, 2025 and 2024, Company insiders held in aggregate 6.8 million shares and 7.5 million shares of common stock, respectively. The Company’s CEO controls approximately 91% of the voting power of the Company’s common stock.

•	Strata Purchase Agreement

On November 29, 2023, the Company entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor (“ClearThink”). Under the terms of the Strata Agreement, ClearThink committed to purchase up to $5,000,000 of the Company’s registered common stock with a purchase price equal to 80% of the average of the two lowest daily stock prices during a ten (10) day trading period. The Strata Agreement requires a minimum purchase of $25,000 with a maximum purchase at the lesser or $1,000,000 or 500% of the daily average shares traded for the prior 10-day period. At no time shall the total number of shares purchased under this Strata Agreement exceed 9.99% of the Company’s outstanding common stock. ClearThink made an initial purchase of 400,000 shares of restricted stock in exchange for $100,000. Additionally, the Company issued an additional 200,000 shares of common stock to ClearThink as additional consideration which had a fair value of $50,000. During the year ended December 31, 2025, the Company issued 500,000 shares of common stock under the Strata Agreement at a price per share of $0.20 and received net proceeds of $100,000, which was used for operations.

NOTE 10 – SHARED BASED COMPENSATION AND WARRANTS

Share-Based Compensation

During the years ended December 31, 2025 and 2024, the Company issued 42,000 and 10,500 shares of common stock, respectively, as share based compensation to its Chief Operating Officer as part of his monthly compensation package. The fair value of shared based compensation recognized during the years ended December 31, 2025 and 2024 was $17,178 and $7,735, respectively. During the year ended December 31, 2024, the Company did not issue any shares of common stock as based compensation to any employees.

During the years ended December 31, 2025 and 2024, the Company issued 300,681 and 118,975 shares of common stock, respectively, in partial satisfaction of amounts owed to its consultants and financial advisors totaling $115,000 and $90,001, respectively.

The Company did not adopt stock option incentive plan during the years ended December 31, 2025 and 2024.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

Warrants to Purchase Common Stock

On October 1, 2021, the Company issued 200,000 detachable warrants at an exercise price of $3.00 per warrant in connection with a private equity offering. While the Company contemporaneously issued warrants in connection with this capital raise transaction, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $0.25, exercise price of $3.00, risk free rate of 4.57%, volatility of 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the years ended December 31, 2025 and 2024, there were no exercises of warrants to purchase common stock.

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with its Convertible Note (see Note 6). While the Company contemporaneously issued warrants in connection with a Convertible Note issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of the Convertible Note does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in the Note instrument. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. During the years ended December 31, 2025 and 2024, there were no exercises of warrants to purchase common stock.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 11 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the years ended December 31, 2025 and 2024, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	DECEMBER 31,
	2025	2024

Convertible Note (see Note 6)	7,317,163	337,776
Series A Preferred (see Note 9)	5,000,000	5,000,000
Series B preferred stock (see Note 9)	1,530,611	1,353,954
Detachable common stock warrants (see Note 10)	400,000	400,000
Total anti-dilutive securities excluded from diluted weighted average common shares	14,247,774	7,091,730

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

NOTE 13 - REVENUE CONCENTRATIONS

During the year ended December 31, 2025, the Company had one customer whose revenues represented approximately 12% of total revenues. During the year ended December 31, 2024, the Company did not have any customers whose revenue exceeded 10% of total revenues.

During the year ended December 31, 2025, the Company’s revenue was comprised of $64,669 from customers in Europe and $1,023,281 from customers in the United States. During the year ended December 31, 2024, all of the Company’s revenue was comprised of customers in the United States.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the year ended December 31, 2025, to the date these financial statements were issued, and determined that the following subsequent events should be disclosed in these financial statements.

•	On January 15, 2026, LGH Investments LLC elected to convert the remaining outstanding debt balance of $133,125 into 1,331,250 shares of common stock at a conversion price of $0.10.

