Form 10-K/A
period 2025-12-31
SPECIFICITY, INC.
filed 2026-06-05
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of December 31, 2025, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $592,590.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of June 4, 2026 was 17,569,341.

Explanatory Note

Specificity, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Original Filing”). This amendment restates the Company’s previously issued audited financial statements and related disclosures for the fiscal year ended December 31, 2025.

The restatement relates to unrecorded financial transactions occurring between December 9, 2025 and December 31, 2025, including proceeds from an additional convertible debt agreement executed on December 17, 2025. These transactions were associated with two bank accounts and one corporate credit card opened in mid-December 2025. The restatement does not affect prior quarterly financial statements, as the error was limited to the fourth quarter of 2025.

The following sections have been amended, as applicable, to reflect the restatement and related updates subsequent to the Original Filing:

•	Forward-Looking Statements
•	Part I, Item 1A. Risk Factors
•	Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as applicable)
•	Part II, Item 9A. Controls and Procedures
•	Part IV, Item 15. Exhibits and Financial Statement Schedules

Except as described in this Explanatory Note, the Original Filing has not been updated to reflect events occurring after March 30, 2026.

Background

On May 15, 2026, the Company informed its independent registered public accounting firm of errors in its Form 10-K for the fiscal year ended December 31, 2025. The errors arose from management’s failure to obtain and review certain bank and credit card statements related to accounts opened in mid-December 2025. In connection with the identification of these errors, the Company delayed the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2026, and filed a Form 12b-25 with the SEC.

Effects of the Restatement

The restatement presented in this Form 10-K/A corrects errors in the Original Filing related to unrecorded bank and credit card transactions for the period from December 9, 2025 through December 31, 2025. The tables below summarize the impact of these restatement adjustments on selected financial statement line items for the fiscal year ended December 31, 2025.

	Year Ended December 31, 2025
	As Previously Reported	As Restated	$ Change Fav/(Unfav)	% Change
Affected balance sheet amounts
Total current assets	$5,534	$5,737	$203	3.7%
Total assets	1,555,398	1,555,601	203	0.0%
Total current liabilities	1,143,656	1,264,778	(121,122)	(10.6)%
Total equity	(588,258)	(709,177)	(120,919)	20.6%

Affected statement of operations amounts
Total revenues	$1,087,950	$1,090,450	$2,500	0.2%
Total cost of services	618,803	650,188	(31,385)	(5.1)%
Total operating expenses	774,459	811,240	(36,781)	(4.7)%
Total other expense	(167,835)	(183,109)	(15,274)	9.1%
Net loss	(473,147)	(554,067)	(80,920)	17.1%

Affected statement of cash flow amounts
Net cash used in operating activities	$(89,807)	$(149,371)	$(54,254)	60.4%
Net cash provided by financing activities	88,178	147,945	54,457	61.8%

Internal Control Considerations

The Company previously identified material weaknesses in its internal control over financial reporting, including inadequate policies and procedures and insufficient oversight by the board of directors. As a result, the Company did not have effective processes in place to ensure that new financial accounts and account changes were timely communicated to personnel responsible for preparing its financial statements.

These material weaknesses, along with others that existed as of December 31, 2025, and the Company’s remediation plans are described in Part II, Item 9A – Controls and Procedures in this Form 10-K/A.

The Company is committed to remediating these material weaknesses as promptly as practicable and has begun implementing its remediation plans.

SPECIFICITY, INC.

FORM 10-K/A

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

Going Concern

As reflected in the accompanying audited financial statements, during the year ended December 31, 2025, we incurred a net loss of $554,067 and used cash of $149,371 in operating activities. Although we have been able to generate revenue from contracts with customers since inception, our ability to scale our business and continue as a going concern is dependent on our ability to raise capital to implement our business plan and then generate sufficient revenues to generate positive net income and cash flow.

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

Corporate Information

We incorporated under the laws of the State of Nevada on November 25, 2020, as Specificity, Inc. Our principal executive offices are located at 8429 Lorraine Rd., Suite 377, Lakewood Ranch, FL 34202. Our telephone number is (813) 364-4744. Our internet address www.specificityinc.com. Information on our website is not incorporated into this Form 10-K/A. We make available free of charge through our website our Annual Report on Form 10, Form 10-K/A, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. As reflected in the financial statements, the Company has $1,555,601 in assets, and an accumulated deficit and working capital deficit of $8,635,959 and $1,259,042, respectively, as of December 31, 2025, and incurred a net loss and cash used in operations of $554,067 and $149,371, respectively, for the year ended December 31, 2025. Based upon our current plans, we expect to incur operating losses in future periods because we will be investing in sales resources to grow our Target Market base that may outpace our revenues in the short run.

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

During the last fiscal quarter of 2025, we issued 500,000 shares under this Strata Agreement at a price per share of $0.12 and received gross proceeds of $60,000. During the first quarter of 2026 we raised approximately $124,000 in capital through a convertible debt issuance ($100,000 net proceeds) and strata equity put exercise ($24,000 net proceeds).

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As of December 31, 2025, we have identified four continuing material weaknesses in internal control over financial reporting that pertain to:

•	We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties.

•	We had inadequate document retention policies and procedures to ensure that all financial transactions, including timely communication of and providing financial documentation to our outside financial consultants regarding the opening and closing of bank and credit card accounts and convertible debt agreements; as well as timely maintained and easily accessible to facilitate the financial close and reporting process.

•	We had inadequate policies and procedures related to internal control over financial reporting and as such relied heavily on outside consultants and advisors to assist us in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with US GAAP and SEC disclosure requirements.

•	We currently do not have an independent board of directors and audit committee oversight. The lack of oversight by an independent board of directors could result in failure to ensure robust financial reporting, internal controls and inaccurate disclosures. Additionally, the lack of oversight could result in a conflict of interest, undermine board objectivity, transparency, and compliance.

In July 2024, we engaged an external consultant to provide fractional Chief Financial Officer and SEC reporting compliance services and to assist in developing a remediation plan. The consultant established a centralized repository for financial transactions and implemented monthly financial accounting and reporting procedures.

The consultant is developing a 2026 remediation plan that includes: (i) ongoing financial management coaching and development; (ii) quarterly management review of all bank, credit card, debt, and equity transactions to ensure significant capital activities are properly captured; and (iii) collaboration with senior management and operational teams to implement key policies and procedures to mitigate segregation of duties limitations, consistent with our current staffing and anticipated growth.

We cannot assure you that these remediation efforts will be completed within a specific timeframe, as our formal plans remain in development.

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

Holders of Our Common Stock

As of June 4, 2026 , there were approximately 157 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories, or others in unregistered form. The stock transfer agent for our securities is West Coast Stock Transfer.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. This discussion should be read in conjunction with the other sections of this Form 10-K/A, including “Risk Factors,” and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K/A. See “Forward-Looking Statements.” Our actual results may differ materially. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 4 of our audited financial statements. Those material accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

Results of Operations for the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

Revenues

For the year ended December 31, 2025, total revenue increased approximately 10% to $1,090,450 as compared to $991,143 last year. Excluding new international revenues of approximately $64,669, domestic revenues increased approximately 9%, as compared to last year. The increase in domestic revenues was attributable to three new large customer contracts. The Company’s revenue may fluctuate from year to year depending on the customers digital marketing requirements. Customers are generally permitted to pause future marketing services which could materially affect the timing of expected revenues.

Cost of revenues

During the year ended December 31, 2025, cost of revenues increased to $650,188 as compared to $522,715 last year. The increase was due to increased labor, market data volume and costs we use to run client marketing campaigns and services. Our total cost of services may fluctuate from time to time depending on the types of marketing services and campaigns we run for our clients.

Operating expenses

During the year ended December 31, 2025, operating expenses decreased to $811,220 as compared to $974,128 last year. The decrease in operating expenses was primarily due to a reduction in our sales team and administrative staff.

Other expenses

During the year ended December 31, 2025, other expenses increased to $183,109 as compared to $109,561 last year, primarily driven by higher original issue discount interest expense incurred in connection with our convertible note issuances during 2025. In 2024, we recorded an extinguishment of debt charge of $11,409 related to our convertible note conversion rate modification and another charge of $29,242 related to our early termination of our operating lease and the remainder related to our working capital funded debt interest costs.

Provision for income taxes

During the year ended December 31, 2025 and 2024, there was no provision for income taxes as we had net operating losses. In 2024, we placed a full valuation allowance on net deferred tax assets of $2,275,710.

Net loss

During the year ended December 31, 2025, our net loss decreased to $554,067 as compared to $615,261 last year due to the reasons stated above.

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

Net Working Capital

At December 31, 2025, we had a net working capital deficit of approximately $1,259,042 compared to a net working capital deficit of $1,171,822 at December 31, 2024. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt.

We relied on proceeds from customer payments and financing activities from the private placement sale of common stock and convertible debt in 2025 and 2024 to fund our business operations and growth plans.

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

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the year ended December 31, 2025, net cash used in operations was approximately $149,371 driven by current year operating loss, partially offset by accrued interest and original issue discount amortization, stock compensation and deferral of suppler payments. For the year ended December 31, 2024, net cash used in operations was approximately $361,875 driven by current year operating loss, partially offset by deferral of supplier payments, non-cash losses associated with extinguishment of debt and lease termination costs and stock compensation.

Cash Flows from Investing Activities

For the year ended December 31, 2025 and 2024, there were no inflows or outflows for investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the year ended December 31, 2025, net cash provided by financing activities was $147,945, primarily due to the proceeds from convertible notes, related party advances to finance working capital funding loan repayments, Strata Agreement equity issuances, partially offset by related party advance repayments to our CEO and working capital funding repayments to our specialty lenders. For the year ended December 31, 2024, net cash provided by financing activities was $316,139, primarily due to the proceeds from proceeds specialty funder working capital loans and the sale of common stock.

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

Management’s Report on Internal Control over Financial Reporting

Pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report , using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “internal control over financial reporting”, as defined under Rule 13a-15(f) under the Exchange Act, means a process designed by, or under the supervision of, the issuer’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. Based upon the evaluation of the internal control over financial reporting at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were not effective as a result of continuing weaknesses which required us to file a Form 10-K/A. Our continuing material weaknesses are principally due to the following:

•	We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties.

•	We had inadequate document retention policies and procedures to ensure that all financial transactions, including timely communication of and providing financial documentation to our outside financial consultants regarding the opening and closing of bank and credit card accounts and convertible debt agreements; as well as timely maintained and easily accessible to facilitate the financial close and reporting process.

•	We had inadequate policies and procedures related to internal control over financial reporting and as such relied heavily on outside consultants and advisors to assist us in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with US GAAP and SEC disclosure requirements.

•	We currently do not have board of directors and audit committee oversight. The lack of oversight of by a board of directors could result in failure to ensure robust financial reporting, internal controls and inaccurate disclosures. Additionally, the lack of oversight could result in a conflict of interest, undermine board objectivity, transparency, and compliance.

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

Committees

As of the date of this Annual Report on Form 10-K/A, our board of directors does not have any committees or subcommittees.

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

(2)       Holders of Series A Preferred Stock have voting rights equal to exactly eighty percent (80%) of all voting rights available at the time of any vote, including Series A voting rights. As of June 4, 2026, Series A Preferred Stock, collectively and in their entirety, have voting rights equaling 1,000,000 votes, or exactly 80% of the total voting rights of all classes of shares which equal 12,244,887 votes (fully diluted).

(3)       Holders of Series B Preferred Stock do not have voting rights but do have the right to convert into the aggregate pro rata number of shares of Common stock equal to ten percent (10%) of the sum of the total issued and outstanding shares of common plus the shares of common to be issued to the holder of Series B Preferred Stock.

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

Item 14. Principal Accounting Fees and Services.

The Company engaged CM3 Advisory to conduct audit services. All fees paid to CPA firms are reported below.

Year	Audit	Taxes	Filings	Other	Total
2025	$32,500	$-	$-	$-	$32,500
2024	$89,000	$-	$-	$-	$89,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed
3.1	Articles of incorporation filed November 25, 2020	Form S-1 Filed June 23, 2021
3.2	Bylaws dated November 25, 2020	Form S-1 Filed June 23, 2021
3.3	Designation of Series A Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021
3.4	Designation of Series B Preferred Stock filed May 14, 2021	Form S-1 Filed June 23, 2021
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Form 10-K Filed March 31, 2026
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Form 10-K Filed March 31, 2026
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K Filed March 31, 2026
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K Filed March 31, 2026
10.1	Convertible Promissory Note with ClearThink Capital Partners LLC dated September 29, 2025	Form 10-K Filed March 30, 2021
10.2	Convertible Promissory Note with ClearThink Capital Partners LLC dated October 1, 2025 (Original Commitment on October 3, 2024)	Form 10-K Filed March 30, 2021
10.3	Convertible Promissory Note with ClearThink Capital Partners LLC dated November 6, 2025	Form 10-K Filed March 30, 2021
10.4	Convertible Promissory Note with Vanquish Funding Group, Inc. dated December 17, 2025	Form 10-K/A Filed June 4, 2026
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

Item 16. Form 10-K/A Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: June 4, 2026	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2026	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on June 4, 2026 on behalf of the registrant and in the capacities indicated.

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

Emphasis of a matter – Restatement

As discussed in Note 3 to the financial statements, the Company has restated its previously issued financial statements as of and for the year ended December 31, 2025 to correct errors related to unrecorded financial transactions between December 9, 2025 and December 31, 2025 associated with two new corporate bank accounts and one corporate credit card opened in mid-December 2025. Our opinion is not modified with respect to this matter.

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

June 4, 2026

We have served as the Company’s auditor since 2024.

SPECIFICITY, INC.

Balance Sheets

(Expressed in U.S. Dollars)

	DECEMBER 31,
	2025	2024
	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,987	$3,413
Prepaid and other current assets	3,750	3,840

Total current assets	5,737	7,253

NONCURRENT ASSETS
Property and equipment, net	367	1,047
Intangibles, net	1,549,497	1,550,996

TOTAL ASSETS	$1,555,601	$1,559,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$15,982	$165,896
Accounts payable and accrued expenses	160,068	173,941
Credit cards payable	5,083	-
Accrued payroll, taxes and penalties	294,242	233,898
Accrued interest payable - related party	150,000	100,000
Convertible note payable, net of discount	546,010	209,671
Related party advances	93,394	295,669

Total current liabilities	1,264,779	1,179,075

NON-CURRENT LIABILITIES
Related-party notes payable (Note 5)	1,000,000	1,000,000

Total non-current liabilities	1,000,000	1,000,000

TOTAL LIABILITIES	2,264,779	2,179,075

COMMITMENTS AND CONTINGENCIES (Note 13)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 15,306,108 and 13,539,544, respectively	15,306	13,539
Stock Subscription	-	(32,720)
Additional paid-in capital	7,460,215	7,030,034
Accumulated deficit	(8,635,959)	(8,081,892)

Total stockholders’ deficit	(709,178)	(619,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,555,601	$1,559,296

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statements of Operations

(Expressed in U.S. Dollars)

	YEAR ENDED
	DECEMBER 31,
	2025	2024
	(As Restated)
Revenues, net	$1,090,450	$991,143
Cost of services	650,188	522,715

Gross profit	440,262	468,428

Operating expenses:
Sales and marketing	180,769	179,616
Capital raise promotion expense	29,164	29,610
General and administrative expenses	581,930	746,080
Share-based compensation expense	17,178	7,735
Depreciation and amortization	2,179	11,087

Total operating expenses	811,220	974,128

Loss from operations	(370,958)	(505,700)
Other expense:
Interest expense	(133,109)	(18,910)
Interest expense - related party	(50,000)	(50,000)
Loss on extinguishment of debt	-	(11,409)
Loss on termination of operating lease	-	(29,242)

Total other expense	(183,109)	(109,561)

Loss before provision for income taxes	(554,067)	(615,261)
Provision for income taxes	-	-

Net loss	$(554,067)	$(615,261)

Basic and diluted loss per share	$(0.04)	$(0.05)

Basic and diluted weighted average shares outstanding	13,903,693	11,369,799

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statements of Changes in Stockholders’ Deficit

(Expressed in U.S. Dollars)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
							(As Restated)		(As Restated)	(As Restated)
Balances, December 31, 2023	1,000,000	$1,000	560,000	$450,260	11,216,438	$11,216	$5,116,403	$-	$(7,466,631)	$(1,887,752)
Common stock issued in partial convertible note conversion	-	-	-	-	100,000	100	49,900	-	-	50,000
Common stock issued in exchange for services rendered	-	-	-	-	118,975	119	89,882	-	-	90,001
Common stock issued in connection with 506 offering	-	-	-	-	293,631	293	219,925	(32,720)	-	187,498
Common stock issued as employee share-based compensation	-	-	-	-	10,500	11	7,724	-	-	7,735
Common stock issued as consideration paid for HomeQ software purchase	-	-	-	-	1,800,000	1,800	1,546,200	-	-	1,548,000
Net loss	-	-	-	-	-	-	-	-	(615,261)	(615,261)
Balances, December 31, 2024	1,000,000	$1,000	560,000	$450,260	13,539,544	$13,539	$7,030,034	$(32,720)	$(8,081,892)	$(619,779)
Common stock issued in connection with 506 offering	-	-	-	-	-	-	-	32,720	-	32,720
Common stock issued in connection with Strata Agreement (As Restated)	-	-	-	-	500,000	500	59,500	-	-	60,000
Common stock issued in connection with Convertible
Note for no consideration	-	-	-	-	50,000	50	15,470	-	-	15,520
Common stock issued in connection with partial conversion of LGH Convertible Note	-	-	-	-	100,000	100	49,900	-	-	50,000
Common stock issued in connection with partial conversion of ClearThink Capital Partners LLC Convertible Note	-	-	-	-	627,510	628	93,122	-	-	93,750
Common stock issued to investor relations consultant in exchange for services rendered	-	-	-	-	250,681	251	89,749	-	-	90,000
Common stock issued to financial consultant in exchange for services rendered	-	-	-	-	50,000	50	24,950	-	-	25,000
Common stock issued to employee in lieu of unpaid salary	-	-	-	-	146,373	146	80,354	-	-	80,500
Common stock issued as employee share-based compensation	-	-	-	-	42,000	42	17,136	-	-	17,178
Net loss (As Restated)	-	-	-	-	-	-	-	-	(554,067)	(554,067)
Balances, December 31, 2025	1,000,000	$1,000	560,000	$450,260	15,306,108	$15,306	$7,460,215	$-	$(8,635,959)	$(709,178)

The accompanying notes are an integral part of these financial statements.

SPECIFICITY, INC.

Statements of Cash Flows

(Expressed in U.S. Dollars)

	YEAR ENDED
	DECEMBER 31,
	2025	2024
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(554,067)	$(615,261)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	680	4,698
Amortization of intangibles	1,499	6,389
Amortization of original issue discount	73,710	-
Loss on extinguishment of debt	-	11,409
Loss on termination of operating lease	-	29,242
Share-based compensation expense	17,178	7,735

Changes in operating liabilities:
Accounts receivable	-	4,000
Prepaid expenses and other current assets	90	(465)
Accounts payable and accrued expenses	56,213	119,251
Credit card payable	5,083	-
Accrued liabilities	140,845	67,597
Accrued interest payable	59,398	6,530
Deferred revenue	-	(53,000)
Accrued interest payable - related party	50,000	50,000
Net cash used in operating activities	(149,371)	(361,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital funding loans	-	199,250
Repayments of working capital funding loans	(105,000)	(81,780)
Proceeds from convertible promissory note issuance	362,500	-
Advances from related party	216,250	11,169
Repayment of related party advances	(418,525)	-
Proceeds from sale of common stock (Strata)	60,000	-
Proceeds from sale of common stock (506)	32,720	187,500
Net cash provided by financing activities	147,945	316,139

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,426)	(45,736)
CASH AND CASH EQUIVALENTS, beginning of period	3,413	49,149
CASH AND CASH EQUIVALENTS, end of period	$1,987	$3,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services rendered	$115,000	$89,999
Common stock issued in partial convertible note conversion	$143,750	$50,000
Common stock issued in connection with Convertible Note for no consideration	$15,520	$-
Common stock issued to employees as compensation	$97,678	$7,735
Common stock issued as consideration paid for HomeQ	$-	$1,548,000

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

The Company’s digital marketing capabilities were acquired through organic development in-house and through its efforts as a tech incubator and early adopter of innovative marketing tools. The Company principally generates revenue from its primary digital marketing solution; however, it has three other digital marketing solutions for which development is in varying stages of completion and/or waiting to be deployed to the marketplace. Refer to Note 4 – Revenue from Contracts with Customers for additional discussion about our digital marketing solution offerings.

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $1,555,601 in assets, and an accumulated deficit and working capital deficit of $8,635,959 and $1,259,022, respectively, as of December 31, 2025, and incurred a net loss and cash used in operations of $554,067 and $149,371, respectively, for the year ended December 31, 2025. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

In the interim, the Company raised capital through short term bridge loans and also entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor who committed to purchase up to $5,000,000 of the Company’s registered common stock (see Note 10 – Strata Purchase Agreement). The Company began to leverage this Strata Agreement to raise equity during the fourth quarter of 2024 and again in the fourth quarter of 2025. The Company intends to leverage this Strata Agreement as necessary to execute its full business plan.

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its Balance Sheet as of December 31, 2025 and its Statement of Operations, Statement of Changes in Stockholders’ Deficit and Statement of Cash Flows for the year ended December 31, 2025, along with certain related notes to such restated financial statements. The Company determined that the restatement was necessary after its financial consultant discovered an inadvertent failure by management to obtain and review certain bank and credit card statements associated with accounts opened in mid-December 2025. The restatement corrects these identified errors in the previously issued Form 10-K. In connection with the identification of these errors, the Company delayed the completion of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and filed a Form 12b-25 (Notice of Late Filing) with the Securities and Exchange Commission to provide notice of such delay to the SEC and its shareholders. The following table sets forth restatements to specific financial statement line items as of and for the year ended December 31, 2025:

BALANCE SHEET RESTATEMENTS

	As of December 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Cash and cash equivalents	$1,784	$203	$1,987
Credit card payable	$-	$5,083	$5,083
Accrued payroll, taxes and penalties	$294,243	$(1)	$294,242
Convertible note payable, net of discount	$429,736	$116,274	$546,010
Related party advances	$93,627	$(233)	$93,394
Additional paid-in capital	$7,500,215	$(40,000)	$7,460,215
Accumulated deficit	$(8,555,039)	$(80,920)	$(8,635,959)

STATEMENT OF OPERATIONS RESTATEMENTS

	For the Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Revenues, net	$1,087,950	$2,500	$1,090,450
Cost of services	$618,803	$31,385	$650,188
Sales and marketing	$164,684	$16,085	$180,769
General and administrative expenses	$561,254	$20,676	$581,930
Total operating expenses	$774,459	$36,761	$811,220
Loss from operations	$(305,312)	$(65,646)	$(370,958)
Interest expense	$(117,835)	$(15,274)	$(133,109)
Loss before provision for income taxes	$(473,147)	$(80,920)	$(554,067)
Net loss	$(473,147)	$(80,920)	$(554,067)

STATEMENT OF CASH FLOWS RESTATEMENTS

	YEAR ENDED For the Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES RESTATEMENTS
Net loss	$(473,147)	$(80,920)	$(554,067)
Credits cards payable	$-	$5,083	$5,083
Accrued liabilities	$140,845	$(1)	$140,844
Accrued interest payable	$43,125	$16,274	$59,399
Accrued interest payable - related party	$-	$50,000	$50,000
Net cash used in operating activities	$(289,177)	$139,806	$(149,371)

CASH FLOWS FROM FINANCING ACTIVITIES RESTATEMENTS
Proceeds from convertible promissory note issuance	$262,500	$100,000	$362,500
Repayment of related party advances	$(418,292)	$(233)	$(418,525)
Proceeds from sale of common stock (Strata)	$100,000	$(40,000)	$60,000
Net cash provided by financing activities	$88,178	$59,767	$147,945

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1,629)	$203	$(1,426)
CASH AND CASH EQUIVALENTS, end of period	$1,784	$203	$1,987

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Convertible Debt

The Company has historically entered into short term convertible debt agreements which include additional inducements including stock, warrants and common stock conversion features. Convertible debt issuances provide bridge capital in between equity raises. Conversion features that appear in convertible notes issued by the Company are accounted for as described below:

•	Stock Consideration. The Company treats the issuance of shares of common stock in connection with the issuance of convertible debt as a debt discount, which is recorded as a contra-liability against the debt and amortizes the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is recorded as additional paid in capital if the stock consideration is not treated as a derivative. The Company determines the value of stock issued in connection with convertible debt based on quoted market prices for the Company’s common stock which is a Level 1 fair value measurement. During the year ended December 31, 2025, the Company did not issue additional consideration to its convertible noteholder. During the year ended December 31, 2024, the Company issued 50,000 shares of common stock as additional consideration to its convertible noteholder (see Note 7).

•	Warrants. The Company treats the issuance of shares of common stock in connection with the issuance of convertible debt as a debt discount, which is recorded as a contra-liability against the debt and amortizes the balance over the life of the underlying debt as amortization of debt discount expense which is included in the caption “interest expense” in the statement of operations. The offset to contra-liability is recorded as additional paid in capital if the stock consideration is not treated as a derivative. The Company determines the value of warrants issued in connection with convertible debt using a Black Scholes option pricing model which is a Level 2 fair value measurement. During the year ended December 31, 2025 and 2024, there were no warrants issued as an inducement for a convertible debt issuance.

•	Embedded Derivatives. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, then the Company will estimate the fair value of the convertible debt derivative using the Black Scholes method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt. During the year ended December 31, 2025 and 2024, there were no embedded derivatives identified.

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

Advertising, Marketing and Promotion Costs

The Company expenses advertising, marketing and promotion costs related to its digital marketing offerings in the period in which the expenditure is incurred. Digital marketing services will be promoted through recognized social media networks and other marketing channels, and at targeted events. During the years ended December 31, 2025 and 2024, the Company incurred website, general marketing, advertising, branding and promotion costs of $180,769 and $179,616, respectively.

Capital Raise Promotion Costs

The Company expenses capital raise costs in the period in which the expenditure is incurred. Promotion expenses include digital investor website and processing platform fees, investor relations and related advisory fees, marketing and promotion campaigns to promote the Company’s equity raise. During the years ended December 31, 2025 and 2024, the Company incurred capital raise promotion costs of $29,164 and $29,610, respectively.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share (EPS)”. EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all potential common shares if their effect is anti-dilutive (See Note 12).

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Executive Officer Advances to the Company (Related Party Advances)

The Company’s CEO and COO provided unsecured credit advances to the Company to fund operations in between financing rounds. These advances do not incur interest and are due on demand. During the year ended December 31, 2025, the CEO repaid two working capital loans totaling $44,914 on behalf of the Company (See Note 6, table footnotes 1 and 2). As of December 31, 2025 and 2024, unpaid credit advances were $93,394 and $295,669, respectively.

NOTE 6 – DEBT AGREEMENTS

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

	DECEMBER 31,
	2025	2024

NewCo Capital Group Future Revenue Purchase Agreement dated March 3, 2023 (1)	$-	$40,630
Parkside Funding Group LLC Revenue Purchase Agreement dated August 3, 2023 (2)	-	49,284
Funding Futures Revenue Purchase Agreement dated February 27, 2024 (3)	15,982	25,982
ClearThink Capital Partners LLC (4)	-	50,000
Total working capital funding loans	$15,982	$165,896

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

(1)	On March 2, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $120,000 (net of underwriting and original fees of $7,200) for which $169,200 will be repaid in 36 weekly installments of $4,700, with a minimum payment of 10% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 29.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay additional fees of 30% of the unpaid balance to cover legal fees required by the third party to pursue collection in the event of default. During the year ended December 31, 2025, the Company’s CEO advanced the Company $5,630 to repay the loan in full.

(2)	On August 3, 2023, the Company entered into a future revenue purchase agreement and received proceeds of $57,000 (net of $3,000 in underwriting fees) for which $84,000 will be repaid in weekly installments of $3,231 with a minimum payment of 22% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO and COO. The percentage purchased factor representing interest expense under this arrangement was approximately 32.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 and additional fees of 33% of the unpaid balance to cover legal fees required to pursue collection in the event of default. As of December 31, 2023, the required payments were not made, and the Company was in default. On August 23, 2023, the Company entered into a Settlement Agreement and General Release with the lender to settle unpaid advances. During the year ended December 31, 2025, the Company’s CEO advanced the Company $39,284 to repay the loan in full.

(3)	On February 27, 2024, the Company entered into a future revenue purchase agreement and received proceeds of $18,000 (net of $2,000 in underwriting fees) for which $29,980 will be repaid in daily installments of $428, with a minimum payment of 9% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO. The percentage purchased factor representing interest expense under this arrangement was approximately 66.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 or up to 25% of the unpaid balance to cover legal fees required to pursue collection in the event of default. During the year ended December 31, 2025, the Company partially repaid this funder loan.

(4)	As more fully described in Note 10, Strata Purchase Agreement, the Company borrowed $87,500 in 2025 and $50,000 in 2024 (to cover operating expenses associated with the audit of the financial statements). On October 1, 2025, the Company entered into a convertible note agreement with ClearThink Capital Partners LLC to formalize the terms and conditions for the amounts borrowed.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 7 – CONVERTIBLE NOTE AGREEMENT

As of December 31, 2025, the Company had five outstanding convertible debt agreements, of which four of these convertible debt agreements were entered into during the year ended December 31, 2025. Convertible debt outstanding consisted of the following issuances:

	DECEMBER 31,
	2025	2024
	(As Restated)
Convertible Note, dated April 25, 2023, fixed installments of $26,889, matured in June 2024 and currently in default (1)	$83,894	$133,894
Convertible Note, dated September 30, 2025, lumpsum repayment at maturity on June 30, 2026 (2)	30,000	-
Convertible Note, dated October 1, 2025, lumpsum repayment at matured on December 31, 2025 (2)	112,500	-
Convertible Note, dated November 6, 2025, lumpsum repayment at maturity on September 30, 2026 (2)	120,000	-
Convertible Note, dated December 17, 2025, fixed installments commencing June 15, 2026, matures on September 15, 2026 (3)	125,190	-

Total Convertible Note	$471,584	$133,894
Deduct: Unamortized Original Issue Discount (1)(2)(3)	(60,750)	-
Convertible Note principal balance payable	$410,834	$133,894
Add: Convertible Note interest payable (1)(2)(3)	135,176	75,777
Total Convertible Note payable	$546,010	$209,671

(1)	LGH Investments LLC. On April 25, 2023, the Company entered into a convertible debt agreement with a 10% original issue discount (OID) on a face value of $220,000; and an additional interest charge of $22,000 at the time of issuance. The fair value of common stock issued as an inducement was $62,500 and recognized as an additional OID. The convertible dent agreement included a detachable warrant to purchase up to 200,000 shares of common stock at an exercise price of $5.00 per warrant, and a common stock conversion feature with a conversion rate of $1.50 per dollar of principal outstanding which was later decreased on January 29, 2024 to $0.50, as part of a debt modification to cure a default which occurred due to nonpayment. The conversion ratio modification did not substantively change the cash flows associated with the original Convertible Note; however, the modification resulted in a substantive change in the conversion feature. This modification of the conversion feature was accounted for as a debt extinguishment and a loss on extinguishment of $11,408 was recognized during the year ended December 31, 2024. During the year ended December 31, 2024, the Company recorded default penalty interest of $53,778 as a result of not paying in accordance with the terms and conditions of convertible debt agreement. On February 3, 2024, the noteholder converted $50,000 in outstanding principal into 100,000 shares of common stock. On October 28, 2025, the noteholder converted an additional $50,000 in outstanding principal into 100,000 shares of common stock. As of December 31, 2025, the fully amortized convertible debt payoff total was $159,671. This convertible debt is convertible into shares of common stock at the option of the noteholder. The potential common stock issuable upon conversation was approximately 319,342 common shares at December 31, 2025.

(2)	ClearThink Capital Partners LLC. The Company entered into three separate convertible debt agreements with the following terms and conditions:

•	On September 30, 2025, the Company entered into a convertible debt agreement with a face value of $30,000 (including a 20% OID) and additional interest of 15%, all of which is payable upon maturity on June 30, 2026. During the year ended December 31, 2025, the Company recognized $5,000 as an OID, amortized $1,667 in OID and recognized additional interest expense of $4,500. As of December 31, 2025, the Company had $3,333 of unamortized OID and accrued interest payable of $4,500. As of March 31, 2026, the fully amortized convertible debt payoff total was $34,500. This convertible debt is convertible into shares of common stock at the option of the noteholder. The potential common stock issuable upon conversation was approximately 700,152 common shares at December 31, 2025 (computed as total face value plus accrued interest due, all divided by lesser or $0.20 or 75% of the lowest traded price within a 5-day trading period prior to December 31, 2025).

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

•	On October 1, 2025, the Company entered into a convertible debt agreement with a face value of $206,250 (including a 50% OID) and additional interest of 10%, all of which is payable upon maturity on December 31, 2025. During the year ended December 31, 2025, the Company recognized $68,750 as an OID, amortized $68,750 in OID and recognized additional interest expense of $20,625. As of December 31, 2025, the Company had no remaining unamortized OID and accrued interest payable of $20,625. On October 20, 2025, the Company converted $93,750 in outstanding principal into 627,510 shares of common stock at a conversion price of $0.15. As of December 31, 2025, the fully amortized convertible debt payoff total was $133,125. The potential common stock issuable upon conversation was approximately 2,251,395 common shares at December 31, 2025 (computed as total face value plus accrued interest due, all divided by lesser or $0.50 or 90% of the lowest closing price five days prior to December 31, 2025). Subsequent to December 31, 2025, the Company converted the remaining outstanding debt balance of $133,125 into 1,331,250 shares of common stock at a conversion price of $0.10.

•	On November 6, 2025, the Company entered into a convertible debt agreement with a face value of $120,000 (including a 20% OID) and additional guaranteed interest of 18,000, all of which is payable upon maturity on September 30, 2026. The Company issued 50,000 shares of restricted stock with a fair value of $15,520 as an additional inducement. During the year ended December 31, 2025, the Company recorded $32,520 as an OID and amortized $3,293 in OID. As of December 31, 2025, the Company had $32,227 of unamortized OID. As of December 31, 2025, the fully amortized convertible debt payoff total was $138,000. The potential common stock issuable upon conversation was approximately 2,800,609 common shares at December 31, 2025 (computed as total face value plus accrued interest due, all divided by lesser or $0.20 or 75% of the lowest traded price within a 5-day trading period to December 31, 2025).

(3)	Vanquish Funding Group, Inc. On December 17, 2025, the Company entered into a convertible debt agreement with a 20% original OID for total face value of $125,190; and an additional interest charge of $16,275 at the time of issuance. The note requires a large payment of $70,732 on June 15, 2026, followed by three fixed installments of $23,577 payable on July 15, 2026, August 15, 2016, and September 15, 2026. The convertible note shall be eligible for a prepayment discount as follows: a 2% discount if repaid within 121 days of issuance; a 3% discount if repaid within 91 days of issuance; a 4% discount if repaid within 61 days of issuance; and a 5% discount if repaid within 60 days of issuance. This convertible debt instrument may be converted at the option of the noteholder in the event of a default at 65% of the market price (defined as the lowest trading price the prior 10 trading days) prior to conversion notice. A default trigger event may be one or more of the following: i) failure to repay principal and interest according to the terms of agreement, ii) restatement of financial statements within 180 days after issuance, iii) replacement of transfer agent without notice, iv) cross default of other debt agreements, v) failure to maintain the required authorized share reserves under the agreement which was approximately 13,250,439 common shares (which is 4 times the amount the debt could be converted into as of December 31, 2025), or vi) failure to execute the conversion notice which is also subject to a daily cash penalty of $2,000 per day. The potential common stock issuable upon conversation was approximately 3,312,610 common shares at December 31, 2025 (computed as total face value plus accrued interest due, all divided by 65% of the lowest traded price within a 10-day trading period prior to December 31, 2025).

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSET AND LIABILITY

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

NOTE 9 – INCOME TAXES

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

The Company’s net deferred tax assets consisted of the following:

	DECEMBER 31,
	2025	2024
	(As Restated)
Deferred tax assets:
Net operating loss carryforward	$1,832,186	$1,684,352
Share-based compensation	505,861	501,224
Charitable contributions	1,079	1,079
Total deferred tax assets	$2,339,126	$2,186,655
Less: valuation allowance	(2,275,710)	(2,129,392)
Total deferred tax assets, net	$63,416	$57,263

Deferred tax liabilities:
Depreciation	$1,351	$1,351
Accrued compensation	62,065	55,912
Total deferred tax liabilities	$63,416	$57,263

Net deferred tax asset or liability	$-	$-

	DECEMBER 31,
	2025	2024
	(As Restated)
Deferred tax asset valuation allowance:
Beginning balance	$(2,129,392)	$(2,129,392)
Increase	(146,318)	-
Ending balance	$(2,275,710)	$(2,129,392)

As of December 31, 2025 and 2024, the Company provided a 100% valuation allowance against the net deferred tax assets.

Provision for income tax (benefit) effective rates, which differs from the federal and state statutory rates were as follows for the years ended:

	DECEMBER 31,
	2025	2024
	(As Restated)
Tax at U.S. federal statutory rate	21.00%	21.00%
State, net of federal benefit	5.87%	5.73%
Non-Deductible Expenses	-0.46%	-0.94%
Change in valuation allowance	-26.41%	-25.79%
	0.00%	0.00%

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

NOTE 10 – CAPITAL STRUCTURE

During the year ended December 31, 2025 and 2024, there were no equity transactions that could result in a change in control of the Company which would trigger any conversion provision contained within the Company’s Convertible Note, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments:

•	Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock (or 5,000,000 shares of common stock). On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration. There were no changes in Series A shares during the years ended December 31, 2025 or 2024.

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

•	Strata Purchase Agreement (As Restated)

On November 29, 2023, the Company entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor (“ClearThink”). Under the terms of the Strata Agreement, ClearThink committed to purchase up to $5,000,000 of the Company’s registered common stock with a purchase price equal to 80% of the average of the two lowest daily stock prices during a ten (10) day trading period. The Strata Agreement requires a minimum purchase of $25,000 with a maximum purchase at the lesser or $1,000,000 or 500% of the daily average shares traded for the prior 10-day period. At no time shall the total number of shares purchased under this Strata Agreement exceed 9.99% of the Company’s outstanding common stock. ClearThink made an initial purchase of 400,000 shares of restricted stock in exchange for $100,000. Additionally, the Company issued an additional 200,000 shares of common stock to ClearThink as additional consideration which had a fair value of $50,000. During the year ended December 31, 2025, the Company issued 500,000 shares of common stock under the Strata Agreement at a price per share of $0.12 and received net proceeds of $60,000, which was used for operations.

NOTE 11 – SHARED BASED COMPENSATION AND WARRANTS

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

During the years ended December 31, 2025 and 2024, the Company issued 300,681 and 118,975 shares of common stock, respectively, in partial satisfaction of amounts owed to its consultants and financial advisors totaling $115,000 and $89,999, respectively.

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

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with its Convertible Note (see Note 7). While the Company contemporaneously issued warrants in connection with a Convertible Note issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of the Convertible Note does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in the Note instrument. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. During the years ended December 31, 2025 and 2024, there were no exercises of warrants to purchase common stock.

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

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 12 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the years ended December 31, 2025 and 2024, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	DECEMBER 31,
	2025	2024
	(As Restated)
Convertible Note (see Note 7)	9,384,108	337,776
Series A Preferred (see Note 10)	5,000,000	5,000,000
Series B preferred stock (see Note 10)	1,530,611	1,353,954
Detachable common stock warrants (see Note 11)	400,000	400,000
Total anti-dilutive securities excluded from diluted weighted average common shares	16,314,719	7,091,730

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - REVENUE CONCENTRATIONS

During the year ended December 31, 2025, the Company had one customer whose revenues represented approximately 12% of total revenues. During the year ended December 31, 2024, the Company did not have any customers whose revenue exceeded 10% of total revenues.

During the year ended December 31, 2025, the Company’s revenue was comprised of $64,669 from customers in Europe and $1,025,781 from customers in the United States. During the year ended December 31, 2024, all of the Company’s revenue was comprised of customers in the United States.

SPECIFICITY, INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the year ended December 31, 2025, to the date these financial statements were issued, and determined that the following subsequent events should be disclosed in these financial statements.

•	On January 12, 2026, the Company entered into a convertible debt agreement with Labrys Fund II, L.P. The note has a 20% original OID for total face value of $120,750; and an additional interest charge of $14,490 at the time of issuance. The note matures on January 12, 2027. The note requires seven fixed installments of $19,320 starting on July 12, 2026. The convertible note shall be eligible for a prepayment discount as follows: a 1% discount if repaid within 180 days of issuance; a 2% discount if repaid within 120 days of issuance; and a 3% discount if repaid within 60 days of issuance. This convertible debt instrument may be converted at the option of the noteholder in the event of a default at 65% of the market price (defined as the lowest trading price the prior 20 trading days) prior to conversion notice. A default trigger event may be one or more of the following: i) failure to repay principal and interest according to the terms of agreement, ii) failure to comply with the 1934 Act, iii) delisting, suspension or quotation of trading of common stock, iv) replacement of transfer agent without notice, v) cross default of other debt agreements, vi) failure to maintain the required authorized share reserves under the agreement which was approximately 27,741,538 common shares (which is 4 times the amount the debt could be converted into as of March 31, 2026. The potential common stock issuable upon conversation was approximately 6,935,385 common shares at March 31, 2026 (computed as total face value plus accrued interest due, all divided by 65% of the lowest traded price within a 20-day trading period prior to March 31, 2026).

•	On January 15, 2026, ClearThink Capital Partners LLC elected to convert the remaining outstanding debt balance of $133,125 into 1,331,250 shares of common stock at a conversion price of $0.10. This note was paid in full upon conversion.

•	On May 15, 2026, the Company notified its independent auditors of certain errors in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These errors resulted from an inadvertent failure by management to obtain and review certain bank and credit card statements associated with accounts opened in mid-December 2025. The Company previously disclosed material weaknesses in policies and procedures, which includes opening and closing of accounts and ensuring adequate documentation is provided to the outside financial consultants that assist with preparing the financial statements. In connection with the identification of these errors, the Company delayed the completion of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and filed a Form 12b-25 (Notice of Late Filing) with the Securities and Exchange Commission to provide notice of such delay to the SEC and its shareholders. The Company subsequently filed its Form 10-Q for the quarter ended March 31, 2026 on June 4, 2026.

