Form 10-Q
period 2026-03-31
SPECIFICITY, INC.
filed 2026-06-11
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,569,341 shares of common stock as of June 11, 2026.

SPECIFICITY, INC

TABLE OF CONTENTS

(UNAUDITED)

SPECIFICITY, INC.

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

SPECIFICITY, INC

BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)

	MARCH 31,	DECEMBER 31,
	2026	2025
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,459	$1,987
Accounts receivable, net of allowance for doubtful accounts	15,000	-
Prepaid and other current assets	-	3,750

Total current assets	18,459	5,737

NONCURRENT ASSETS
Property and equipment, net	292	367
Intangibles, net	1,549,122	1,549,497

TOTAL ASSETS	$1,567,873	$1,555,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$15,982	$15,982
Credit cards payable	10,160	5,083
Accounts payable and accrued expenses	174,685	160,068
Accrued payroll, taxes and penalties	304,294	294,242
Accrued interest payable - related party	162,500	150,000
Convertible note payable, net of discount	550,778	546,010
Related party advances	61,424	93,394

Total current liabilities	1,279,823	1,264,779

NON-CURRENT LIABILITIES
Related party notes payable (Note 4)	1,000,000	1,000,000

Total non-current liabilities	1,000,000	1,000,000

TOTAL LIABILITIES	2,279,823	2,264,779

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 17,308,785 and 15,306,108, respectively	17,308	15,306
Additional paid-in capital	7,637,838	7,460,215
Accumulated deficit	(8,818,356)	(8,635,959)

Total stockholders’ deficit	(711,950)	(709,178)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,567,873	$1,555,601

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

	THREE MONTHS END
	MARCH 31,
	2026	2025
	(Unaudited)

Revenues, net	$243,850	$298,050
Cost of services	163,458	154,776

Gross profit	80,392	143,274

Operating expenses:
Sales and marketing	58,058	56,731
Capital raise promotion expense	7,591	3,890
General and administrative expenses	146,298	204,149
Share-based compensation expense	-	5,568
Depreciation and amortization	449	652

Total operating expenses	212,396	270,990

Loss from operations	(132,004)	(127,716)
Other expense:
Interest expense	(37,893)	-
Interest expense - related party	(12,500)	(12,500)

Total other expense	(50,393)	(12,500)

Loss before provision for income taxes	(182,397)	(140,216)
Provision for income taxes	-	-

Net loss	$(182,397)	$(140,216)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	16,663,974	13,553,903

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN U.S. DOLLARS)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Three Months Ended March 31, 2025)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)

Balances, December 31, 2024	1,000,000	$1,000	560,000	$450,260	13,539,544	$13,539	$7,030,034	$(32,720)	$(8,081,892)	$(619,779)
Common stock issued in connection with 506 offering	-	-	-	-	-	-	-	32,720	-	32,720
Common stock issued to investor relations consultant in exchange for services rendered	-	-	-	-	38,670	39	22,461	-	-	22,500
Common stock issued as compensation to employee	-	-	-	-	10,500	11	5,558	-	-	5,569
Net loss	-	-	-	-	-	-	-	-	(140,216)	(140,216)
Balances, March 31, 2025	1,000,000	$1,000	560,000	$450,260	13,588,714	$13,589	$7,058,053	$-	$(8,222,108)	$(699,206)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Three Months Ended March 31, 2026)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
	(Unaudited)

Balances, December 31, 2025	1,000,000	$1,000	560,000	$450,260	15,306,108	$15,306	$7,460,215	$-	$(8,635,959)	$(709,178)
Common stock issued in connection with Strata Agreement	-	-	-	-	400,000	400	23,600	-	-	24,000
Common stock issued in connection with partial conversion of ClearThink Capital Partners LLC convertible note	-	-	-	-	1,331,250	1,331	131,794	-	-	133,125
Common stock issued to investor relations consultant in exchange for services rendered	-	-	-	-	271,427	271	22,229	-	-	22,500
Net loss	-	-	-	-	-	-	-	-	(182,397)	(182,397)
Balances, March 31, 2026	1,000,000	$1,000	560,000	$450,260	17,308,785	$17,308	$7,637,838	$-	$(8,818,356)	$(711,950)

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(EXPRESSED IN U.S. DOLLARS)

	THREE MONTHS END
	MARCH 31,
	2025	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(182,397)	$(140,216)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	75	277
Amortization of intangibles	374	375
Loss on extinguishment of debt	-	(6,875)
Changes in operating liabilities:
Accounts receivable	(15,000)	-
Prepaid expenses and other current assets	3,750	(11,500)
Accounts payable and accrued expenses	37,118	131,219
Credit cards payable	5,077	-
Accrued payroll and taxes	10,052	20,121
Accrued interest payable	37,893	6,876
Accrued interest payable - related party	12,500	12,500
Net cash (used in) provided by operating activities	(90,558)	12,777

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital funding loans	-	16,900
Repayments of working capital funding loans	-	(41,355)
Proceeds from convertible promissory note issuance	100,000	-
Advances from related party	41,280	33,400
Repayments of related party advances	(73,250)	(57,855)
Proceeds from sale of common stock (Strata)	24,000	-
Proceeds from sale of common stock (506)	-	32,720
Net cash used in financing activities	92,030	(16,190)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,472	(3,413)
CASH AND CASH EQUIVALENTS, beginning of period	1,987	3,413
CASH AND CASH EQUIVALENTS, end of period	$3,459	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued to investor relations consultant in exchange for services rendered	$22,500	$2,250
Common stock issued in partial convertible note conversion	$133,125	$-
Common stock issued to employees as compensation	$-	$5,569

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

The Company’s unaudited financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $1,567,873 in assets, and an accumulated deficit and working capital deficit of $8,818,356 and $1,261,364, respectively, as of March 31, 2026, and incurred a net loss and cash used in operations of $182,397 and $90,558, respectively, for the three month period ended March 31, 2026. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

In the interim, the Company raised capital through short term convertible bridge loans and a Strata Purchase Agreement (“Strata Agreement”) with a private investor who previously committed to purchase up to $5,000,000 of the Company’s registered common stock (see Note 8 – Strata Purchase Agreement). The Company intends to leverage this Strata Agreement as necessary to execute its full business plan.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (”SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited interim financial statements have been included. Such adjustments consist of normal recurring adjustments. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2025 as reported on Form 10-K/A. The results of operations for the three month period ended March 31, 2026 are not indicative of the results that may be expected for the full year.

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

Reclassifications

The Company reclassified certain capital and promotion expenses and shareholder loan cash flows in statement of cash flows in the prior year to align with the current year presentation. These changes had no impact on reported operating results.

Revenue from Contracts with Customers

The Company’s performance obligation, associated with digital marketing solutions generally consist of the promise to deliver digital marketing services. Digital marketing solutions are delivered as a service and as such the performance obligation is complete once marketing tools or solutions are made available to the customer, or as determined by the specific terms of the contract, if applicable. The Company charges its clients a fixed monthly retainer for its services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. If any customer pays for digital marketing services in advance, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. As of March 31, 2026 and December 31, 2025, the Company had no deferred revenue recorded.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreements

On January 1, 2021, the Company entered into a 1-year employment agreement (“Agreement”) with Mr. Jason Wood, the Company’s Chief Executive Officer (“CEO”). The Agreement renews automatically on an annual basis. If the CEO is terminated without cause, then the remaining current contract year shall be paid upon termination. The Company currently pays the CEO’s personal living expenses in lieu of a direct salary. During the three month period ended March 31, 2026 and 2025, the Company paid compensation totaling approximately $13,072 and $6,455, respectively.

Related Party Notes Payable (Pickpocket)

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s CEO to acquire an 80% equity interest in Pickpocket Inc. (“Pickpocket”) for a purchase price of $1 million and paid consideration in the form of a promissory note bearing simple interest at a rate of 5% per annum. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the purchase price as compensation to the officer. The transaction was accounted for on a carryover basis as the CEO was the controlling shareholder in both entities. As of March 31, 2026 and December 31, 2025, the Company has accrued interest of $162,500 and $150,000, respectively, included within accrued interest – related party on the accompanying balance sheets. During the three month period ended March 31, 2026, there were no changes in terms or conditions under the Pickpocket share purchase agreement. As of March 31, 2026 and December 31, 2025, related party notes payable was $1,000,000, respectively, and reported on the accompanying balance sheets. The Pickpocket loan matured on January 13, 2026. The company is in process of executing an extension of this related party loan.

Executive Officer Advances to the Company (Related Party Advances)

The Company’s CEO provided unsecured credit advances to the Company to fund payroll and digital marketing platform operating costs in between financing rounds. These advances do not incur interest and are due on demand. As of March 31, 2026 and December 31, 2025, cumulative unpaid credit advances were $61,424 and $93,394, respectively.

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

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

Funding Futures Revenue Purchase Agreement. On March 7, 2024, the Company entered into a future revenue purchase agreement and received proceeds of $18,000 (net of $2,000 in underwriting fees) for which $29,980 will be repaid in daily installments of $428, with a minimum payment of 9% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO. The percentage purchased factor representing interest expense under this arrangement was approximately 40.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 or up to 25% of the unpaid balance to cover legal fees required to pursue collection in the event of default. During the year ended December 31, 2025, the Company partially repaid this funder loan. As of March 31, 2026 and December 31, 2025, there was one remaining working capital loan totaling $15,982, respectively.

All previous working capital loans were repaid during the year ended December 31, 2025.

NOTE 6 – CONVERTIBLE NOTE AGREEMENT

As of March 31, 2026, the Company had five outstanding convertible debt agreements, of which four of these convertible debt agreements were entered into during the year ended December 31, 2025. Convertible debt outstanding consisted of the following issuances:

	MARCH 31,	DECEMBER 31,
	2026	2025
	(Unaudited)

Convertible Note, dated April 25, 2023, fixed installments of $26,889, matured in June 2024 and currently in default (1)	$83,894	$83,894
Convertible Note, dated September 30, 2025, lumpsum repayment at maturity on June 30, 2026 (2)	30,000	30,000
Convertible Note, dated October 1, 2025, lumpsum repayment at matured on December 31, 2025 (2)	-	112,500
Convertible Note, dated November 6, 2025, lumpsum repayment at maturity on September 30, 2026 (2)	120,000	120,000
Convertible Note, dated December 17, 2025, fixed installments commencing June 15, 2026, matures on September 15, 2026 (3)	125,190	125,190
Convertible Note, dated January 12, 2026, fixed installments commencing June 15, 2026, matures on January 12, 2027 (4)	120,750	-

Total Convertible Note	$479,834	$471,584
Deduct: Unamortized Original Issue Discount (1)(2)(3)(4)	(58,098)	(60,750)
Convertible Note principal balance payable	$421,736	$410,834
Add: Convertible Note interest payable (1)(2)(3)(4)	129,042	135,176
Total Convertible Note payable	$550,778	$546,010

Total Convertible Note payable at maturity	$118,888	$218,888

(1)	LGH Investments LLC. On April 25, 2023, the Company entered into a convertible debt agreement with a 10% original issue discount (OID) on a face value of $220,000; and an additional interest charge of $22,000 at the time of issuance. The convertible debt agreement included a detachable warrant to purchase up to 200,000 shares of common stock at an exercise price of $5.00 per warrant, and a common stock conversion feature with a conversion rate of $1.50 per dollar of principal outstanding which was later decreased on January 29, 2024 to $0.50, as part of a debt modification to cure a default which occurred due to nonpayment. As of March 31, 2026, the fully amortized convertible debt payoff total was $159,671. This convertible debt is convertible into shares of common stock at the option of the noteholder. The potential common stock issuable upon conversation was approximately 319,342 common shares at March 31, 2026.

(2)	ClearThink Capital Partners LLC. The Company entered into three separate convertible debt agreements with the following terms and conditions:

•	On September 30, 2025, the Company entered into a convertible debt agreement with a face value of $30,000 (including a 20% OID) and additional interest of 15%, all of which is payable upon maturity on June 30, 2026. As of March 31, 2026, the Company had $1,667 of unamortized OID and accrued interest payable of $4,500. As of March 31, 2026, the fully amortized convertible debt payoff total was $34,500. This convertible debt is convertible into shares of common stock at the option of the noteholder. The potential common stock issuable upon conversation was approximately 1,533,333 common shares at March 31, 2026 (computed as total face value plus accrued interest due, all divided by lesser or $0.20 or 75% of the lowest traded price within a five day trading period prior to March 31, 2026).

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

•	On October 1, 2025, the Company entered into a convertible debt agreement with a face value of $206,250 (including a 50% OID) and additional interest of 10%, all of which is payable upon maturity on December 31, 2025. On January 15, 2026, the Company converted the remaining outstanding debt balance of $133,125 into 1,331,250 shares of common stock at a conversion price of $0.10. This loan is now paid in full.

•	On November 6, 2025, the Company entered into a convertible debt agreement with a face value of $120,000 (including a 20% OID) and additional guaranteed interest of 18,000, all of which is payable upon maturity on September 30, 2026. As of March 31, 2026, the Company had $22,347 of unamortized OID and accrued interest payable of $18,000. As of March 31, 2026, the fully amortized convertible debt payoff total was $138,000. The potential common stock issuable upon conversation was approximately 6,133,333 common shares at March 31, 2026 (computed as total face value plus accrued interest due, all divided by lesser or $0.20 or 75% of the lowest traded price five days prior to March 31, 2026).

(3)	Vanquish Funding Group, Inc. On December 17, 2025, the Company entered into a convertible debt agreement with a 20% original OID for total face value of $125,190; and an additional interest charge of $16,275 at the time of issuance. The note requires a large payment of $70,732 on June 15, 2026, followed by three fixed installments of $23,577 payable on July 15, 2026, August 15, 2016, and September 15, 2026. The convertible note shall be eligible for a prepayment discount as follows: a 2% discount if repaid within 121 days of issuance; a 3% discount if repaid within 91 days of issuance; a 4% discount if repaid within 61 days of issuance; and a 5% discount if repaid within 60 days of issuance. This convertible debt instrument may be converted at the option of the noteholder in the event of a default at 65% of the market price (defined as the lowest trading price the prior 10 trading days) prior to conversion notice. A default trigger event may be one or more of the following: i) failure to repay principal and interest according to the terms of agreement, ii) restatement of financial statements within 180 days after issuance, iii) replacement of transfer agent without notice, iv) cross default of other debt agreements, v) failure to maintain the required authorized share reserves under the agreement which was approximately 13,393,108 common shares (which is 4 times the amount the debt could be converted into as of March 31, 2026), or vi) failure to execute the conversion notice which is also subject to a daily cash penalty of $2,000 per day. The potential common stock issuable in the event of default conversion was approximately 7,254,600 common shares at March 31, 2026 (computed as total face value plus accrued interest due, all divided 65% of the lowest traded price within a ten day trading period prior to March 31, 2026). As of March 31, 2026, the Company had $16,793 of unamortized OID and accrued interest payable of $16,275. As of March 31, 2026, the fully amortized convertible debt payoff total was $141,465.

(4)	Labrys Fund II, L.P. On January 12, 2026, the Company entered into a convertible debt agreement with a 17% original OID for total face value of $120,750; and an additional interest charge of $14,490 at the time of issuance. The note matures on January 12, 2027. The note requires seven fixed installments of $19,320 starting on July 12, 2026. The convertible note shall be eligible for a prepayment discount as follows: a 1% discount if repaid within 180 days of issuance; a 2% discount if repaid within 120 days of issuance; and a 3% discount if repaid within 60 days of issuance. This convertible debt instrument may be converted at the option of the noteholder in the event of a default at 65% of the market price (defined as the lowest trading price the prior 20 trading days) prior to conversion notice. A default trigger event may be one or more of the following: i) failure to repay principal and interest according to the terms of agreement, ii) failure to comply with the 1934 Act, iii) delisting, suspension or quotation of trading of common stock, iv) replacement of transfer agent without notice, v) cross default of other debt agreements, vi) failure to maintain the required authorized share reserves under the agreement which was approximately 11,096,615 common shares (which is 4 times the amount the debt could be converted into as of March 31, 2026. The potential common stock issuable in the event of default conversation was approximately 6,935,385 common shares at March 31, 2026 (computed as total face value plus accrued interest due, all divided by 65% of the lowest traded price within a twenty day trading period prior to March 31, 2026). As of March 31, 2026, the Company had $17,292 of unamortized OID and accrued interest payable of $14,490. As of March 31, 2026, the fully amortized convertible debt payoff total was $135,240.

NOTE 7 – INCOME TAXES

The Company’s effective tax rate is 0% for the three month period ended March 31, 2026 and 2025, as the Company did not have any taxable income due to its continued net operating losses. The Company’s deferred tax assets increased primarily due to its net operating losses, for which a full valuation allowance has been applied. There were no significant changes in the types of temporary differences which resulted in deferred taxes. The Company is not currently under examination by any federal, state or local tax authority in connection with their prior tax filings.

NOTE 8 – CAPITAL STRUCTURE

During the three month period ended March 31, 2026, there were no equity transactions that could result in a change in control of the Company which would trigger any conversion provision contained within the Company’s Convertible Note, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments and changes during the quarter reporting periods:

•	Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock (or 5,000,000 shares of common stock). On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration. There were no changes in Series A shares during the three month periods ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company had 1,000,000 shares of Series A Preferred Stock authorized, issued and outstanding.

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

In 2020, the Company issued 260,000 shares of Series B preferred stock for no additional consideration at a fair value of $260. In 2022, the Company issued 300,000 shares of Series B preferred stock as compensation to the Chief Revenue Officer (“CRO”) of the Company. The Company estimated the fair value of Series B at $1.50 per share (average transaction price for common stock sold during the same period), which resulted in a total fair value of $450,000. As of March 31, 2026 and December 31, 2025, the Company’s CRO beneficially held 404,000 Series B shares, 104,000 Series B shares indirectly through his spouse and 52,000 Series B shares through his son. There were no changes in Series B shares during the three month periods ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company had 560,000 shares of Series B Preferred Stock authorized, issued and outstanding.

•	Common Stock

As of March 31, 2026, the Company had 50 million authorized shares of common stock with a par value of $0.001, of which 17,308,785 were issued and outstanding. Common stockholders are entitled to one vote per share on all matters submitted to a vote of stockholders. As of March 31, 2026 and December 31, 2025, Company insiders held in aggregate 6.5 million and 6.8 million shares of common stock, respectively. The Company’s CEO controls approximately 91% of the voting power of the Company’s common stock.

•	Strata Purchase Agreement

On November 29, 2023, the Company entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor (“ClearThink”). Under the terms of the Strata Agreement, ClearThink committed to purchase up to $5,000,000 of the Company’s registered common stock with a purchase price equal to 80% of the average of the two lowest daily stock prices during a ten (10) day trading period. The Strata Agreement requires a minimum purchase of $25,000 with a maximum purchase at the lesser or $1,000,000 or 500% of the daily average shares traded for the prior 10-day period. At no time shall the total number of shares purchased under this Strata Agreement exceed 9.99% of the Company’s outstanding common stock. ClearThink made an initial purchase of 400,000 shares of restricted stock in exchange for $100,000. Additionally, the Company issued an additional 200,000 shares of common stock to ClearThink as additional consideration which had a fair value of $50,000. During the three months period ended March 31, 2026, the Company issued 400,000 shares of common stock under the Strata Agreement at a price per share of $0.06 and received net proceeds of $24,000, which was used for operations.

NOTE 9 – SHARE-BASED COMPENSATION AND WARRANTS

Share-Based Compensation

During the three month period ended March 31, 2026, the Company did not issue any share-based compensation to employees. The Company did issue 271,427 shares in partial satisfaction of amounts owed to its capital raise consultants with an estimated fair value of $22,500. The Company did not adopt stock option incentive plan or issue any stock options or other service based awards to any employee, advisor or consultant during the three month period ended March 31, 2026. During the three month period ended March 31, 2025, the Company issued 10,500 common shares to its COO in connection with his employment agreement and issued 38,673 shares in partial satisfaction of amounts owed to its capital raise consultants with an estimated fair value of $28,069.

Warrants to Purchase Common Stock

On October 1, 2021, the Company issued 200,000 detachable warrants at an exercise price of $3.00 per warrant in connection with a private equity offering. While the Company contemporaneously issued warrants in connection with this capital raise transaction, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $0.25, exercise price of $3.00, risk free rate of 4.57%, volatility of 10% to 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the three month period ended March 31, 2026 or 2025, there were no exercises of warrants to purchase common stock.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with its Convertible Note (see Note 5). While the Company contemporaneously issued warrants in connection with a Convertible Note issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of the Convertible Note does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in the Note instrument. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. During the three month period ended March 31, 2026 or 2025, there were no exercises of warrants to purchase common stock.

The table below summarizes the status of warrants outstanding and exercisable as follows:

	2026		2025
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
	(Unaudited)
Warrants outstanding, January 1,	400,000	$4.00	400,000	$4.00
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Warrants outstanding, March 31,	400,000	$4.00	400,000	$4.00

Warrants exercisable, March 31,	400,000	$4.00	400,000	$4.00

NOTE 10 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the three month periods ended March 31, 2026 and 2025, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	THREE MONTHS END
	MARCH 31,
	2026	2025
	(Unaudited)

Convertible Note (see Note 6)	22,176,009	319,342
Series A Preferred (see Note 8)	5,000,000	5,000,000
Series B preferred stock (see Note 8)	1,730,879	1,133,901
Detachable common stock warrants (see Note 9)	400,000	400,000
Total anti-dilutive securities excluded from diluted weighted average common shares	29,306,887	6,853,243

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

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the three month period ended March 31, 2026, to the date these financial statements were issued, and determined that the following were material subsequent events to disclose in these financial statements.

•	On May 15, 2026, the Company filed Form 8-K to report a restatement of its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These errors resulted from an inadvertent failure by management to obtain and review certain bank and credit card statements associated with accounts opened in mid-December 2025. The Company previously disclosed material weaknesses in policies and procedures, which includes opening and closing of accounts and ensuring adequate documentation is provided to the outside financial consultants that assist with preparing the financial statements. In connection with the identification of these errors, the Company delayed the completion of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and filed a Form 12b-25 (Notice of Late Filing) with the Securities and Exchange Commission to provide notice of such delay to the SEC and its shareholders. The Company filed its Form 10-K/A with the SEC on June 4, 2026.

•	On June 3, 2026, the Company executed a Strata equity put notice for $30,000, pursuant to which the Company issued 200,000 shares of common stock. The Company used the proceeds to cover operating expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our Form 10-K/A for the year ended December 31, 2025 filed with the SEC on June 4, 2026, and accepted on June 5, 2026.

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

Results of Operations – Three Months Ended March 31, 2026, as compared to March 31, 2025

Revenues

For the three months ended March 31, 2026, total revenue decreased approximately 20% to $243,850 as compared to $298,050 the same period last year, principally due to a large customer who decided to pause marketing services to allow them time to catch up on lead generation from our services. The Company's revenue may fluctuate from year to year depending on the customers digital marketing requirements. Customers are generally permitted to pause future marketing services which could materially affect the timing of expected revenues. In the ordinary course of our business, large marketing campaigns for specific events or promotions that are nonrecurring in nature could create some variability in our revenues quarter to quarter.

Cost of Revenues

For the three month period ended March 31, 2026 cost of revenues increased to $163,458 as compared to $154,776 in the same period last year. The increase in cost of revenues was due to additional staff and higher quality and higher cost digital marketing data sources and related platform costs to manage our client base.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. The primary drivers of operating expenses are sales and marketing and general and administrative expenses (of which professional fees represent more than 50% of the total costs). For the three month period ended March 31, 2026 operating expenses decreased to $212,396 as compared to $270,990 in the same period last year primarily driven by lower administrative labor costs, lower legal, accounting and advisory fees. We anticipate higher operating expenses as we continue to rise over time as we support sales growth initiatives and capital market equity raise activity.

Other Expenses

For the three month period ended March 31, 2026 other expenses increased to $50,393 as compared to $12,500 in the same period last year, primarily due to original issue discount and additional interest expense associated with the issuance of a convertible note.

Provision for Income Taxes

For the three month period ended March 31, 2026 there was no provision for income taxes as we had continuing net operating losses. We placed a full valuation allowance on net deferred tax assets.

Net Loss

For the three month period ended March 31, 2026 our net loss increased to $182,397 as compared to $140,216 in the same period last year. The increase in quarterly net loss was primarily due to lower net revenues amid macro level market factors outside of our control which delayed client marketing launches.

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

Net Working Capital

At March 31, 2026, we had a net working capital deficit of approximately $1,261,364 compared to a net working capital deficit of $1,259,042 at December 31, 2025. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt. We relied on proceeds from customer payments and financing activities from the sale of common stock to fund our business operations and growth plans.

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

Cash Flows from Operating Activities

Cash (used in) provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the three month period ended March 31, 2026, net cash used in operations was $90,558 driven primarily by current period net loss and higher interest expense. For the three month period ended March 31, 2025, net cash provided by operations was $12,777 driven primarily by conversion of outstanding accounts payable due to service provider in exchange for common stock, which preserved our operating cash flow.

Cash Flows from Investing Activities

For the three month period ended March 31, 2026 or 2025, there were no inflows or outflows for investing activities.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the three month period ended March 31, 2026, net cash provided by financing activities was $92,030, primarily due to convertible debt issued, Strata equity raise and shareholder loans to provide short term operating capital, partially offset by repayments of shareholder loans. For the three month period ended March 31, 2025, net cash used in financing activities was $16,190, primarily due to repayments of working capital funding advances from specialty lenders and shareholder loans.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses which have caused management to conclude that as of March 31, 2026, our internal controls over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, please refer to our 2025 Form 10-K/A as filed with the SEC on June 4, 2026 and accepted on June 5, 2026, to see those Risk Factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for initial founders shares all unregistered shares have since been registered pursuant to the Form S-1 registration statement deemed effective on September 16, 2021, and the Form S-1 registration statement deemed effective on June 1, 2022, and the Form S-1 registration statement deemed effective on September 23, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit	Filed

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.	Herein
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.	Herein
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.	Herein
10.1	Convertible Promissory Note with Labrys Fund II, L.P. dated January 12, 2026	Herein

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: June 11, 2026	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

