Form 10-Q
period 2026-06-30
SPECIFICITY, INC.
filed 2026-08-19
CIK 1840102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,437,960 shares of common stock as of August 19, 2026.

SPECIFICITY, INC

TABLE OF CONTENTS

(UNAUDITED)

SPECIFICTY, INC.

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

SPECIFICITY, INC

BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)

	JUNE 30,	DECEMBER 31,
	2026	2025
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,314	$1,987
Accounts receivable, net of allowance for doubtful accounts	15,000	-
Prepaid and other current assets	-	3,750

Total current assets	25,314	5,737

NONCURRENT ASSETS
Property and equipment, net	1,730	367
Intangibles, net	1,548,748	1,549,497

TOTAL ASSETS	$1,575,792	$1,555,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Working capital funding loans	$15,482	$15,982
Credit cards payable	10,037	5,083
Accounts payable and accrued expenses	211,601	160,068
Accrued payroll, taxes and penalties	303,622	294,242
Accrued interest payable - related party	175,000	150,000
Convertible note payable, net of discount	628,450	546,010
Related party advances	12,295	93,394

Total current liabilities	1,356,487	1,264,779

NON-CURRENT LIABILITIES
Related party notes payable (Note 5)	1,000,000	1,000,000

Total non-current liabilities	1,000,000	1,000,000

TOTAL LIABILITIES	2,356,487	2,264,779

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value; 1,000,000 shares authorized; shares issued and outstanding were 1,000,000, respectively	1,000	1,000
Preferred stock, Series B, $0.001 par value; 560,000 shares authorized; shares issued and outstanding were 560,000, respectively	450,260	450,260
Common stock, $0.001 par value; 50,000,000 shares authorized issued and outstanding were 17,784,341 and 15,306,108, respectively	17,784	15,306
Additional paid-in capital	7,689,862	7,460,215
Accumulated deficit	(8,939,601)	(8,635,959)

Total stockholders’ deficit	(780,695)	(709,178)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,575,792	$1,555,601

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)

Revenues, net	$322,019	$266,300	$565,869	$564,350
Cost of services	203,583	154,929	367,041	309,705

Gross profit	118,436	111,371	198,828	254,645

Operating expenses:
Sales and marketing	34,508	26,391	92,566	83,122
Capital raise promotion expense	14,517	2,159	22,108	9,796
General and administrative expenses	131,263	143,433	277,561	343,835
Share-based compensation expense	-	6,118	-	11,686
Depreciation and amortization	487	563	936	1,215

Total operating expenses	180,775	178,664	393,171	449,654

Loss from operations	(62,339)	(67,293)	(194,343)	(195,009)
Other expense:
Interest expense	(46,406)	-	(84,299)	-
Interest expense - related party	(12,500)	(12,500)	(25,000)	(25,000)

Total other expense	(58,906)	(12,500)	(109,299)	(25,000)

Loss before provision for income taxes	(121,245)	(79,793)	(303,642)	(220,009)
Provision for income taxes	-	-	-	-

Net loss	$(121,245)	$(79,793)	$(303,642)	$(220,009)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding	17,498,331	13,603,212	17,084,115	13,654,011

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN U.S. DOLLARS)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Three Months Ended June 30, 2025)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
(Unaudited)

Balances, March 31, 2025	1,000,000	$1,000	560,000	$450,260	13,588,714	$13,589	$7,058,053	$-	$(8,222,108)	$(699,206)
Common stock issued as compensation to employee	-	-	-	-	10,500	10	6,108			6,118
Common stock issued to investor relations consultant in exchange for services rendered					38,656	39	22,461			22,500
Net loss	-	-	-	-				-	(79,793)	(79,793)
Balances, June 30, 2025	1,000,000	$1,000	560,000	$450,260	13,637,870	$13,638	$7,086,622	$-	$(8,301,901)	$(750,381)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Six Months Ended June 30, 2025)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
(Unaudited)

Balances, December 31, 2024	1,000,000	$1,000	560,000	$450,260	13,539,544	$13,539	$7,030,034	$(32,720)	$(8,081,892)	$(619,779)
Common stock issued in connection with 506 offering	-	-	-	-	-	-	-	32,720	-	32,720
Common stock issued to investor relations consultant in exchange for services rendered	-	-	-	-	77,326	78	44,922	-	-	45,000
Common stock issued as compensation to employee	-	-	-	-	21,000	21	11,666	-	-	11,687
Net loss	-	-	-	-	-	-	-	-	(220,009)	(220,009)
Balances, June 30, 2025	1,000,000	$1,000	560,000	$450,260	13,637,870	$13,638	$7,086,622	$-	$(8,301,901)	$(750,381)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Three Months Ended June 30, 2026)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
(Unaudited)

Balances, March 31, 2026	1,000,000	$1,000	560,000	$450,260	17,308,785	$17,308	$7,637,838	$-	$(8,818,356)	$(711,950)
Common stock issued in connection with Strata Agreement	-	-	-	-	200,000	200	29,800		-	30,000
Common stock issued to investor relations consultant in exchange for services rendered					275,556	276	22,224			22,500
Net loss	-	-	-	-	-	-	-	-	(121,245)	(121,245)
Balances, June 30, 2026	1,000,000	$1,000	560,000	$450,260	17,784,341	$17,784	$7,689,862	$-	$(8,939,601)	$(780,695)

							Additional
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Paid-In	Subscription	Accumulated
(Six Months Ended June 30, 2026)	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Total
(Unaudited)

Balances, December 31, 2025	1,000,000	$1,000	560,000	$450,260	15,306,108	$15,306	$7,460,215	$-	$(8,635,959)	$(709,178)
Common stock issued in connection with Strata Agreement	-	-	-	-	600,000	600	53,400	-	-	54,000
Common stock issued in connection with partial conversion of ClearThink Capital Partners LLC convertible note	-	-	-	-	1,331,250	1,331	131,794	-	-	133,125
Common stock issued to investor relations consultant in exchange for services rendered	-	-	-	-	546,983	547	44,453	-	-	45,000
Net loss	-	-	-	-	-	-	-	-	(303,642)	(303,642)
Balances, June 30, 2026	1,000,000	$1,000	560,000	$450,260	17,784,341	$17,784	$7,689,862	$-	$(8,939,601)	$(780,695)

See accompanying notes to the financial statements.

SPECIFICITY, INC

STATEMENTS OF CASH FLOWS

(EXPRESSED IN U.S. DOLLARS)

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(303,642)	$(220,009)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	187	465
Amortization of intangibles	749	750
Amortization of original issue discount	48,532	-
Share-based compensation expense	-	11,687
Changes in operating liabilities:
Accounts receivable	(15,000)	(5,000)
Prepaid expenses and other current assets	3,750	(7,409)
Accounts payable and accrued expenses	96,533	118,241
Credit cards payable	4,954	-
Accrued payroll and taxes	9,380	91,255
Accrued interest payable	35,205	-
Accrued interest payable - related party	25,000	25,000
Net cash (used in) provided by operating activities	(94,352)	14,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,550)	-
Net cash used in investing activities	(1,550)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of working capital funding loans	(500)	-
Proceeds from convertible promissory note issuance	202,560	-
Repayment of convertible promissory note issuances	(70,732)	-
Advances from related party	89,723	51,750
Repayments of related party advances	(170,822)	(182,855)
Proceeds from sale of common stock (Strata)	54,000	87,500
Proceeds from sale of common stock (506)	-	32,720
Net cash provided by (used in) financing activities	104,229	(10,885)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,327	4,095
CASH AND CASH EQUIVALENTS, beginning of period	1,987	3,413
CASH AND CASH EQUIVALENTS, end of period	$10,314	$7,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services rendered	$45,000	$45,000
Common stock issued in partial convertible note conversion	$133,125	$-
Common stock issued to employees as compensation	$-	$11,687

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

The Company’s unaudited financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has $1,575,792 in assets, and an accumulated deficit and working capital deficit of $8,939,601 and $1,331,173, respectively, as of June 30, 2026, and incurred a net loss and cash used in operations of $303,642 and $94,352, respectively, for the six month period ended June 30, 2026. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. Although the Company has generated revenue from contracts with customers since its inception, the Company has reported a cumulative net loss due to costs associated with sale growth initiatives and capital raises.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required for annual financial statements. In management’s opinion, the statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Results for the three and six months ended June 30, 2026 are not necessarily indicative of full-year results. These statements should be read with the Company’s audited financial statements and notes included in its Form 10-K/A for the year ended December 31, 2025.

Reportable Operating Segments

The Company’s single reportable segment provides digital marketing services to its customers. The Company considers a combination of factors when evaluating the composition of potential reportable segments, including the results regularly provided to our Chief Executive Officer, who is our chief operating decision maker, economic characteristics of our digital marketing services offered, classes of clients (when applicable), geographic considerations (e.g. United States versus the rest of the world), and regulatory environment considerations (if applicable). Because the Company has one reportable segment, the reported segment revenue and net loss are the same as the corresponding amounts presented in the statements of operations. Accordingly, no reconciliation of segment amounts to the amounts reported in the statement of operations is necessary.

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

Reclassifications

The Company reclassified certain capital and promotion expenses and shareholder loan cash flows in the prior year to align with the current year presentation. These changes had no impact on reported operating results or cash flows.

Revenue from Contracts with Customers

The Company’s performance obligation, associated with digital marketing solutions generally consist of the promise to deliver digital marketing services. Digital marketing solutions are delivered as a service and as such the performance obligation is complete once marketing tools or solutions are made available to the customer, or as determined by the specific terms of the contract, if applicable. The Company charges its clients a fixed monthly retainer for its services and such retainer is automatically renewed on a monthly basis on the first of the month unless cancelled by the client in accordance with the terms of the service agreement. If any customer pays for digital marketing services in advance, those payments are initially recorded as deferred revenue and then recognized as revenue when digital marketing services are delivered. As of June 30, 2026 and December 31, 2025, the Company had no deferred revenue recorded.

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

NOTE 4 – INTANGIBLE ASSETS

The Company’s primary intangible assets consist of website development costs and internally developed software used to deliver digital marketing services. As of June 30, 2026, the Company had intangible assets of $1,548,748, of which $1,548,000 is software acquired in connection with the HomeQ technology stack purchase in 2024. The Company will complete the remaining development when additional capital is raised to bring the technology to market as intended. There was no capitalization of intangible assets during the three or six month periods ended June 30, 2026 or 2025.

NOTE 5 – RELATED PARTY TRANSACTIONS

Employment Agreements

On January 1, 2021, the Company entered into a 1-year employment agreement (“Agreement”) with Mr. Jason Wood, the Company’s Chief Executive Officer (“CEO”). The Agreement renews automatically on an annual basis. If the CEO is terminated without cause, then the remaining current contract year shall be paid upon termination. The Company currently pays the CEO’s personal living expenses in lieu of a direct salary. During the three month period ended June 30, 2026 and 2025, the Company paid compensation totaling approximately $15,662 and $0, respectively. During the six month period ended June 30, 2026 and 2025, the Company paid compensation totaling approximately $28,735 and $5,075, respectively.

Related Party Notes Payable (Pickpocket)

On January 13, 2021, the Company entered into a share purchase agreement with the Company’s CEO to acquire an 80% equity interest in Pickpocket Inc. (“Pickpocket”) for a purchase price of $1 million and paid consideration in the form of a promissory note bearing simple interest at a rate of 5% per annum. As of the date of acquisition, Pickpocket did not have any operations or significant assets. Upon acquisition, the Company expensed the purchase price as compensation to the officer. The transaction was accounted for on a carryover basis as the CEO was the controlling shareholder in both entities. As of June 30, 2026 and December 31, 2025, the Company has accrued interest of $175,000 and $150,000, respectively, included within accrued interest – related party on the accompanying balance sheets. During the three and six month periods ended June 30, 2026, there were no changes in terms or conditions under the Pickpocket share purchase agreement. As of June 30, 2026 and December 31, 2025, related party notes payable was $1,000,000, respectively, and reported on the accompanying balance sheets. The Pickpocket loan matured on January 13, 2026 and is in default. The Company is in the process of executing an extension of this related party loan.

Executive Officer Advances to the Company (Related Party Advances)

The Company’s CEO provided unsecured credit advances to the Company to fund payroll and digital marketing platform operating costs in between financing rounds. These advances do not incur interest and are due on demand. As of June 30, 2026 and December 31, 2025, cumulative unpaid credit advances were $12,295 and $93,394, respectively.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 6 – WORKING CAPITAL FUNDING LOANS

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

Funding Futures Revenue Purchase Agreement. On March 7, 2024, the Company entered into a future revenue purchase agreement and received proceeds of $18,000 (net of $2,000 in underwriting fees) for which $29,980 will be repaid in daily installments of $428, with a minimum payment of 9% of banking deposits. This working capital loan is secured by substantially all of the Company’s assets and a personal guarantee by the Company’s CEO. The percentage purchased factor representing interest expense under this arrangement was approximately 40.1% (including underwriting fees, origination fees and financing spread). In the event of default, the Company may be required to pay a fixed default penalty of $2,500 or up to 25% of the unpaid balance to cover legal fees required to pursue collection in the event of default. During the year ended December 31, 2025, the Company partially repaid this funder loan. Working capital funding loans outstanding as of June 30, 2026 and December 31, 2025 was $15,482 and $15,982, respectively.

All previous working capital loans were repaid during the year ended December 31, 2025.

NOTE 7 – CONVERTIBLE NOTE AGREEMENT

As of June 30, 2026, the Company had six outstanding convertible debt agreements, of which four of these convertible debt agreements were entered into during the year ended December 31, 2025. Convertible debt outstanding consisted of the following issuances:

	JUNE 30,	DECEMBER 31,
	2026	2025
	(Unaudited)

Convertible Note, dated April 25, 2023, matured in June 2024 and currently in default (1)	$83,894	$83,894
Convertible Note, dated September 30, 2025, unpaid principal and interest of $34,500, matured on June 30, 2026 and currently in default (2)	30,000	30,000
Convertible Note, dated October 1, 2025, unpaid principal and interest of $133,125, matured on December 31, 2025 and converted into 1,331,250 shares of common stock (2)	-	112,500
Convertible Note, dated November 6, 2025, unpaid principal and interest due of $138,000 at maturity on September 30, 2026 (2)	120,000	120,000
Convertible Note, dated December 17, 2025, fixed installments commencing June 15, 2026, matures on September 15, 2026 (3)	54,458	125,190
Convertible Note, dated January 12, 2026, fixed installments commencing June 15, 2026, matures on January 12, 2027 (4)	120,750
Convertible Note, dated June 18, 2026, fixed installments commencing December 15, 2026, matures on April 15, 2027 (3)	125,190	-

Total Convertible Note	$534,292	$471,584
Deduct: Unamortized Original Issue Discount (1)(2)(3)(4)	(51,158)	(60,750)
Convertible Note principal balance payable	$483,134	$410,834
Add: Convertible Note interest payable (1)(2)(3)(4)	145,316	135,176
Total Convertible Note payable	$628,450	$546,010

Fully Amortized Convertible Notes Payable Due at Maturity	$679,609	$606,760

(1)	LGH Investments LLC. On April 25, 2023, the Company entered into a convertible debt agreement with a 10% original issue discount (OID) on a face value of $220,000; and an additional interest charge of $22,000 at the time of issuance. The fair value of common stock issued as an inducement was $62,500 and recognized as an additional OID. The convertible dent agreement included a detachable warrant to purchase up to 200,000 shares of common stock at an exercise price of $5.00 per warrant, and a common stock conversion feature with a conversion rate of $1.50 per dollar of principal outstanding which was later decreased on January 29, 2024 to $0.50, as part of a debt modification to cure a default which occurred due to nonpayment. As of June 30, 2026, the fully amortized convertible debt payoff total was $159,671. This convertible debt is convertible into shares of common stock at the option of the noteholder. The potential common stock issuable upon conversion was approximately 319,342 common shares at June 30, 2026.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

(2)	ClearThink Capital Partners LLC. The Company entered into three separate convertible debt agreements with the following terms and conditions:

•	On September 30, 2025, the Company entered into a convertible debt agreement with a face value of $30,000 (including a 20% OID) and additional interest of 15%, all of which is payable upon maturity on June 30, 2026. This loan was not repaid at maturity and in default. As of June 30, 2026, total unpaid principal and interest due was $34,500. The potential common stock issuable upon conversion was approximately 183,926 common shares at June 30, 2026 (computed as total face value plus accrued interest due, all divided by lesser or $0.20 or 75% of the lowest traded price within a five day trading period prior to June 30, 2026).

•	On October 1, 2025, the Company entered into a convertible debt agreement with a face value of $206,250 (including a 50% OID) and additional interest of 10%, all of which is payable upon maturity on December 31, 2025. During the six month period ended June 30, 2026, on January 15, 2026, the Company converted the remaining outstanding debt balance of $133,125 into 1,331,250 shares of common stock at a conversion price of $0.10. This loan is now paid in full.

•	On November 6, 2025, the Company entered into a convertible debt agreement with a face value of $120,000 (including a 20% OID) and additional guaranteed interest of 18,000, all of which is payable upon maturity on September 30, 2026. As of June 30, 2026, the Company had $12,467 of unamortized OID and accrued interest payable of $18,000. As of June 30, 2026, total unpaid principal and interest due was $138,000. The potential common stock issuable upon conversion was approximately 735,706 common shares at June 30, 2026 (computed as total face value plus accrued interest due, all divided by lesser or $0.20 or 75% of the lowest traded price five days prior to June 30, 2026).

(3)	Vanquish Funding Group, Inc. The Company entered into three separate convertible debt agreements with the following terms and conditions:

•	On December 17, 2025, the Company entered into a convertible debt agreement with a 20% original OID for total face value of $125,190; and an additional interest charge of $16,275 at the time of issuance. During the three and six months ended June 30, 2026, the Company paid the first installment of $70,732 on June 15, 2026. Subsequent to June 30, 2026 the Company paid two additional installments of $23,577 each. The Company has one final installment of $23,577 due on September 15, 2026. The convertible note shall be eligible for a prepayment discount as follows: a 2% discount if repaid within 121 days of issuance; a 3% discount if repaid within 91 days of issuance; a 4% discount if repaid within 61 days of issuance; and a 5% discount if repaid within 60 days of issuance. This convertible debt instrument may be converted at the option of the noteholder in the event of a default at 65% of the market price (defined as the lowest trading price the prior 10 trading days) prior to conversion notice. A default trigger event may be one or more of the following: i) failure to repay principal and interest according to the terms of agreement, ii) restatement of financial statements within 180 days after issuance, iii) replacement of transfer agent without notice, iv) cross default of other debt agreements, v) failure to maintain the required authorized share reserves under the agreement which was approximately 1,740,424 common shares (which is 4 times the amount the debt could be converted into as of June 30, 2026), or vi) failure to execute the conversion notice which is also subject to a daily cash penalty of $2,000 per day. The potential common stock issuable in the event of default conversion was approximately 435,106 common shares at June 30, 2026 (computed as total face value plus accrued interest due, all divided 65% of the lowest traded price within a ten day trading period prior to June 30, 2026). As of June 30, 2026, the Company had $8,397 of unamortized OID and accrued interest payable of $16,275. As of June 30, 2026, the fully amortized convertible debt payoff total was $70,732.

•	On June 18, 2026, The Company entered into a convertible debt agreement with a 15% original OID for total face value of $125,190; and an additional interest charge of $16,275 at the time of issuance. The note requires a large payment of $70,732 on December 15, 2026, followed by four fixed installments of $17,683 payable on January 15, 2027, February 15, 2027, March 15, 2027 and April 15, 2027. The convertible note shall be eligible for a prepayment discount as follows: a 2% discount if repaid within 121 days of issuance; a 3% discount if repaid within 91 days of issuance; a 4% discount if repaid within 61 days of issuance; and a 5% discount if repaid within 60 days of issuance. This convertible debt instrument may be converted at the option of the noteholder in the event of a default at 65% of the market price (defined as the lowest trading price the prior 10 trading days) prior to conversion notice. A default trigger event may be one or more of the following: i) failure to repay principal and interest according to the terms of agreement, ii) restatement of financial statements within 180 days after issuance, iii) replacement of transfer agent without notice, iv) cross default of other debt agreements, v) failure to maintain the required authorized share reserves under the agreement which was approximately 3,480,816 common shares (which is 4 times the amount the debt could be converted into as of June 30, 2026), or vi) failure to execute the conversion notice which is also subject to a daily cash penalty of $ 2,000 per day. The potential common stock issuable in the event of default conversion was approximately 870,204 common shares at June 30, 2026 (computed as total face value plus accrued interest due, all divided 65% of the lowest traded price within a ten day trading period prior to June 30, 2026). As of June 30, 2026, the Company had $18,190 of unamortized OID and accrued interest payable of $16,275. As of June 30, 2026, the fully amortized convertible debt payoff total was $141,465.

(4)	Labrys Fund II, L.P. On January 12, 2026, the Company entered into a convertible debt agreement with a 17% original OID for total face value of $120,750; and an additional interest charge of $14,490 at the time of issuance. The note matures on January 12, 2027. The note requires seven fixed installments of $19,320 starting on July 12, 2026. The convertible note shall be eligible for a prepayment discount as follows: a 1% discount if repaid within 180 days of issuance; a 2% discount if repaid within 120 days of issuance; and a 3% discount if repaid within 60 days of issuance. This convertible debt instrument may be converted at the option of the noteholder in the event of a default at 65% of the market price (defined as the lowest trading price the prior 20 trading days) prior to conversion notice. A default trigger event may be one or more of the following: i) failure to repay principal and interest according to the terms of agreement, ii) failure to comply with the 1934 Act, iii) delisting, suspension or quotation of trading of common stock, iv) replacement of transfer agent without notice, v) cross default of other debt agreements, vi) failure to maintain the required authorized share reserves under the agreement which was approximately 6,000,000 common shares (which is the minimum share reserve as of June 30, 2026). The potential common stock issuable in the event of default conversion was approximately 831,913 common shares at June 30, 2026 (computed as total face value plus accrued interest due, all divided by 65% of the lowest traded price within a twenty day trading period prior to June 30, 2026). As of June 30, 2026,the Company had $12,104 of unamortized OID and accrued interest payable of $14,490. As of June 30, 2026, the fully amortized convertible debt payoff total was $135,240.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

NOTE 8 – INCOME TAXES

The Company’s effective tax rate is 0% for the three and six month period ended June 30, 2026 and 2025, as the Company did not have any taxable income due to its continued net operating losses. The Company’s deferred tax assets increased primarily due to its net operating losses, for which a full valuation allowance has been applied. There were no significant changes in the types of temporary differences which resulted in deferred taxes. The Company is not currently under examination by any federal, state or local tax authority in connection with their prior tax filing s.

NOTE 9 – CAPITAL STRUCTURE

During the three month period ended June 30, 2026, there were no equity transactions that could result in a change in control of the Company which would trigger any conversion provision contained within the Company’s Convertible Note, Series A or B preferred stock agreements. The following is a description of the Company’s equity instruments and changes during the quarter reporting periods:

•	Series A Preferred Stock

The Company is authorized to issue 1 million shares $0.001 par value Series A preferred stock (“Series A”). The holder of Series A preferred stock is entity to 80% of all voting rights available at the time of any vote. In the event of liquidation or dissolution of the Company, the holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into five shares of common stock (or 5,000,000 shares of common stock). On December 1, 2020, the Company issued 1 million shares of Series A preferred stock to the CEO of the Company for no consideration. There were no changes in Series A shares during the three and six month periods ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the Company had 1,000,000 shares of Series A Preferred Stock authorized, issued and outstanding.

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

In 2020, the Company issued 260,000 shares of Series B preferred stock for no additional consideration at a fair value of $260. In 2022, the Company issued 300,000 shares of Series B preferred stock as compensation to the Chief Revenue Officer (“CRO”) of the Company. The Company estimated the fair value of Series B at $1.50 per share (average transaction price for common stock sold during the same period), which resulted in a total fair value of $450,000. As of June 30, 2026 and December 31, 2025, the Company’s CRO beneficially held 404,000 Series B shares, 104,000 Series B shares indirectly through his spouse and 52,000 Series B shares through his son. There were no changes in Series B shares during the three and six month periods ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the Company had 560,000 shares of Series B Preferred Stock authorized, issued and outstanding.

•	Common Stock

As of June 30, 2026, the Company had 50 million authorized shares of common stock with a par value of $0.001, of which 17,784,341 were issued and outstanding. Common stockholders are entitled to one vote per share on all matters submitted to a vote of stockholders. As of June 30, 2026 and December 31, 2025, Company insiders held in aggregate 6.8 million and 6.8 million shares of common stock, respectively. The Company’s CEO controls approximately 91% of the voting power of the Company’s common stock.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

•	Strata Purchase Agreement

On November 29, 2023, the Company entered into a 24-month Strata Purchase Agreement (“Strata Agreement”) with a private investor (“ClearThink”). Under the terms of the Strata Agreement, ClearThink committed to purchase up to $5,000,000 of the Company’s registered common stock with a purchase price equal to 80% of the average of the two lowest daily stock prices during a ten (10) day trading period. The Strata Agreement requires a minimum purchase of $25,000 with a maximum purchase at the lesser or $1,000,000 or 500% of the daily average shares traded for the prior 10-day period. At no time shall the total number of shares purchased under this Strata Agreement exceed 9.99% of the Company’s outstanding common stock. ClearThink made an initial purchase of 400,000 shares of restricted stock in exchange for $100,000. Additionally, the Company issued an additional 200,000 shares of common stock to ClearThink as additional consideration which had a fair value of $50,000. The Company exercised its first Strata put exercise on December 16, 2025. Strata Put Exercises during the quarter and comparative period were as follows:

i.	During the three month period ended June 30, 2026, the Company issued 200,000 shares of common stock under the Strata Agreement at a price of $0.15 per share and received net proceeds of $30,000, which was used for operations. During the three month period ended June 30, 2025, the Company received $87,500 in working capital advances but issued no shares.

ii.	During the six months period ended June 30, 2026, the Company issued 600,000 shares of common stock under the Strata Agreement at an average price per share of $0.09 and received net proceeds of $54,000, which was used for operations. During the six month period ended June 30, 2025, the Company received $87,500 in working capital advances but issued no shares.

NOTE 10 – SHARE-BASED COMPENSATION AND WARRANTS

Employee Share Compensation

During the three and six month periods ended June 30, 2026, the Company did not issue any share-based compensation to employees. During the three and six month periods ended June 30, 2025, the Company issued 10,500 and 21,000 common shares to its COO in connection with his employment agreement.

Investor Relations Advisor Share Compensation

During the three and six month periods ended June 30, 2026, the Company issued 275,556 and 546,983 shares of common stock in partial satisfaction of amounts owed to its capital raise consultants with an estimated fair value of $22,500 and $45,000, respectively. During the three and six month periods ended June 30, 2025, the Company issued 38,656 and 77,326 shares of common stock in partial satisfaction of amounts owed to its capital raise consultants with an estimated fair value of $22,500 and $45,000, respectively.

Stock Option Compensation

The Company did not adopt stock option incentive plan or issue any stock options or other service based awards to any employee, advisor or consultant during the three or six month periods ended June 30, 2026.

Warrants to Purchase Common Stock

On October 1, 2021, the Company issued 200,000 detachable warrants at an exercise price of $3.00 per warrant in connection with a private equity offering. While the Company contemporaneously issued warrants in connection with this capital raise transaction, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. The fair value of detachable warrants on the grant date was $0 using a Black-Scholes option pricing model with a stock price of $0.25, exercise price of $3.00, risk free rate of 4.57%, volatility of 10% to 25% (logarithmic average due to limited exchange pricing data) and a dividend rate of 0% and a warrant term of 10 years (as the Company’s warrants have no expiration date). During the three and six month period ended June 30, 2026 or 2025, there were no exercises of warrants to purchase common stock.

On April 25, 2023, the Company issued 200,000 detachable freestanding warrants at an exercise price of $5.00 per warrant, as additional consideration in connection with its Convertible Note (see Note 7). While the Company contemporaneously issued warrants in connection with a Convertible Note issuance, these warrants are subject to separate agreements with different terms and conditions that are not closely related. The settlement and/or termination of the Convertible Note does not cause the warrant agreement to terminate or cause the terms and conditions to change due to changes in the Note instrument. The warrants issued in connection with the sale of common stock may be exercised at the option of the purchaser and may only be settled in shares of common stock upon payment of the exercise price stated in the stock purchase agreement. These freestanding warrants are classified as an equity instrument and have no expiration date. During the three and six month periods ended June 30, 2026 or 2025, there were no exercises of warrants to purchase common stock.

SPECIFICITY, INC

NOTES TO FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

(UNAUDITED)

The table below summarizes the status of warrants outstanding and exercisable as follows:

	2026		2025
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
	(Unaudited)
Warrants outstanding, January 1,	400,000	$4.00	400,000	$4.00
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Warrants outstanding, June 30,	400,000	$4.00	400,000	$4.00

Warrants exercisable, June 30,	400,000	$4.00	400,000	$4.00

NOTE 11 – WEIGHTED AVERAGE COMMON SHARES

The Company reported a net loss during the three and six month periods ended June 30, 2026 and 2025, as such, the inclusion of potentially dilutive securities in the computation of Diluted EPS would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted EPS was as follows:

	THREE AND SIX MONTHS ENDED
	JUNE 30,
	2026	2025
	(Unaudited)

Convertible Note (see Note 7)	3,376,199	437,776
Series A Preferred (see Note 9)	5,000,000	5,000,000
Series B preferred stock (see Note 9)	1,778,434	1,363,787
Detachable common stock warrants (see Note 10)	400,000	400,000
Total anti-dilutive securities excluded from diluted weighted average common shares	10,554,633	7,201,563

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

NOTE 13 - REVENUE CONCENTRATIONS

During the three and six month periods ended June 30, 2026, the Company had one customer whose revenues represented approximately 16% and 12% of total revenues, respectively. During the three and six month periods ended June 30, 2025, the Company had one customer whose revenues represented approximately 35% and 19% of total revenues, respectively.

During the three month period ended June 30, 2026, the Company had no revenue from customers outside the United States. During the six month period ended June 30, 2026, the Company’s revenue was comprised of $10,000 from customers in Europe. During the three and six month periods ended June 30, 2025, the Company had no revenue from customers outside the United States.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the six month period ended June 30, 2026, to the date these financial statements were issued, and determined that the following were material subsequent events to disclose in these financial statements.

•	On August 14, 2026, the Company delayed the completion of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and filed a Form 12b-25 (Notice of Late Filing) with the Securities and Exchange Commission to provide notice of such delay to the SEC and its shareholders.

•	On July 14, 2026, the Company executed a Strata equity put notice for $40,000, pursuant to which the Company issued 232,558 shares of common stock. The Company used the proceeds to cover operating expenses.

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

Business Overview

At our core we are a full service digital marketing firm that delivers cutting-edge marketing solutions to identify and market in real-time to potential customers who are in the buying cycle. Our digital marketing solutions focus on B2B and B2C consumer markets and give small and medium sized businesses a fair chance to capture online traffic. Our underlying technology solution utilizes BiToS and MAIDs to build audiences, effectively eliminating bot traffic and ad waste and produces real-time messaging opportunities to reach target audiences more efficiently than broad based market messaging platforms. We also implement intuitive ad sequencing, audience ID technology, AI integration, saturation modeling, conversion funneling, CRM integration, traffic resolution, and comprehensive analytics reporting.

Our digital marketing capabilities were acquired through organic development in-house and through our efforts as a tech incubator and early adopter of innovative marketing tools. Currently, our operations are focused on 3 service offerings within our single segment business.

•	Put-Thru - Enterprise-Grade Digital Marketing, Scaled for SMBs. Put-Thru is a digital marketing tech stack designed specifically for SMBs. Unlike enterprise-level marketing platforms that require significant investment and expertise, Put-Thru delivers powerful digital advertising solutions at an affordable price point, helping SMBs compete with larger brands.

•	Tradigital Partners - White-Label Digital Marketing Solutions for Ad Agencies. Tradigital Partners is a specialized white-label digital marketing service designed exclusively for advertising agencies to partner their traditional campaigns with digital. This solution allows agencies to expand their service offerings by providing cutting-edge digital marketing solutions under their own brand, without the need for in-house expertise or infrastructure.

•	Pickpocket - DIY Digital Marketing Platform for Small Business Owners. Pickpocket is a DIY digital marketing platform built for small business owners who want to take control of their advertising efforts while cutting out the waste of audiences that don't make sense for their product or service. Designed for businesses with annual revenues between $500,000 and $5 million, Pickpocket leverages behavior-based ID technology to help users build ideal customer profiles and directly target potential buyers through their mobile devices. The main goal of Pickpocket is to directly target your competitors.

We primarily generate revenue through recurring fixed monthly digital services agreements for the vast majority of our clients. We bill for our services at the beginning of each month and our services are completed at the end of the month. We also generate revenue through marketing campaigns for product or service launches and other non-recurring events.

Results of Operations – Three Months Ended June 30, 2026, as compared to June 30, 2025

Revenues

Revenue increased $55,719, or 20.9%, to $322,019 for the three months ended June 30, 2026 from $266,300 in the same period last year. The increase was primarily attributable to a large new customer project during the quarter. Revenue may fluctuate between periods based on customers’ digital marketing requirements. Customers generally may pause future marketing services, which could materially affect the timing of revenue. In addition, large, nonrecurring marketing campaigns associated with specific events or promotions may cause quarterly revenue fluctuations.

Cost of Revenues

For the three month period ended June 30, 2026 cost of revenues increased to $203,583 as compared to $154,929 in the same period last year. The increase was primarily attributable to additional personnel and the use of higher-quality, higher-cost digital marketing data sources and related platforms to serve our clients.

Operating Expenses

Operating expenses include sales and marketing, capital raise promotion costs, general and administrative, share-based compensation and depreciation and amortization. Sales and marketing and general and administrative expenses are the principal components of operating expenses, with professional fees representing more than 50% of total operating expenses. Operating expenses increased to $180,775 for the three months ended June 30, 2026, from $178,664 for the prior-year period. The increase was primarily attributable to higher legal fees associated with the issuance of a convertible note and higher sales commissions. We expect operating expenses to increase as we support sales growth initiatives and capital-raising activities.

Other Expenses

Other expenses increased to $58,906 for the three months ended June 30, 2026, from $12,500 for the same period last year. The increase was primarily attributable to the amortization of original issue discount and additional interest expense associated with the issuance of a convertible note.

Provision for Income Taxes

We recorded no provision for income taxes for the three months ended June 30, 2026, due to our continued net operating losses. We maintained a full valuation allowance against our net deferred tax assets.

Net Loss

For the three month period ended June 30, 2026 our net loss increased to $121,245 as compared to $79,793 in the same period last year. The increase in quarterly net loss was primarily due to interest costs associated with the issuance of a convertible note.

Results of Operations – Six Months Ended June 30, 2026, as compared to June 30, 2025

Revenues

Revenue increased $1,519, or 0.3%, to $565,869 for the six months ended June 30, 2026 from $564,350 in the same period last year. Revenue from new customers substantially offset revenue lost from prior-year customer attrition.

Cost of Revenues

For the six month period ended June 30, 2026 cost of revenues increased to $367,041 as compared to $309,705 in the same period last year. The increase was primarily attributable to additional personnel and the use of higher-quality, higher-cost digital marketing data sources and related platforms to serve our clients.

Operating Expenses

Operating expenses decreased to $393,171 for the six months ended June 30, 2026, from $449,654 for the same period last year. The decrease was primarily attributable to lower legal and professional fees following the completion of the reaudits of our financial statements during the prior-year period. We expect operating expenses to increase as we support sales growth initiatives and capital-raising activities.

Other Expenses

Other expenses increased to $109,299 for the six months ended June 30, 2026, from $25,000 for the same period last year. The increase was primarily attributable to the amortization of original issue discount and additional interest expense associated with the issuance of two new convertible notes.

Provision for Income Taxes

We recorded no provision for income taxes for the six months ended June 30, 2026 or 2025 due to our continued net operating losses. We maintained a full valuation allowance against our net deferred tax assets.

Net Loss

For the six month period ended June 30, 2026 our net loss increased to $303,642 as compared to a net loss of $220,009 in the same period last year. The increase in quarterly net loss was primarily due to interest costs associated with convertible note issuances.

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

Net Working Capital

At June 30, 2026, we had a net working capital deficit of approximately $1,331,173 compared to a net working capital deficit of $1,259,042 at December 31, 2025. Our immediate sources of liquidity include cash and cash equivalents and accounts receivable; however, these cashflows from operations at this stage of our development will not sustain our operations. As shown in our audited financial statements, we have, since inception, financed operations and limited capital expenditures through the sale of stock and convertible notes and working capital funded debt. We relied on proceeds from customer payments and financing activities from the sale of common stock to fund our business operations and growth plans. Management does not believe that current capital resources from operations alone will be sufficient to fund operations for the next twelve months.

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

Cash Flows from Operating Activities

Cash provided by (used in) operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the six month period ended June 30, 2026, net cash used in operations was $94,352 driven primarily by current period net loss and higher interest expense. For the six month period ended June 30, 2025, net cash provided by operations was $14,980 driven primarily by conversion of outstanding accounts payable due to service provider in exchange for common stock, which preserved our operating cash flow.

Cash Flows from Investing Activities

For the six month period ended June 30, 2026, the Company capitalized computer equipment totaling $1,550. For the six month period ended June 30, 2025, there were no inflows or outflows for investing activities.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions. For the six month period ended June 30, 2026, net cash provided by financing activities was $104,229, primarily due to convertible debt issued, Strata equity raise and shareholder loans to provide short term operating capital, partially offset by repayments of convertible debt and shareholder loans. For the six month period ended June 30, 2025, net cash used in financing activities was $10,885, primarily due to repayments of shareholder loans, partially offset by proceeds from Strata and private placement of common stock.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses which have caused management to conclude that as of June 30, 2026, our internal controls over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 25, 2023, the Company entered into an unsecured convertible debt agreement with a 10% original issue discount on a face value of $220,000 with an original maturity of April 24, 2024. As of June 30, 2026, the fully amortized convertible debt payoff total was $159,671 (including default interest of $53,777). The potential common stock issuable upon conversion was approximately 319,342 common shares at June 30, 2026. This loan was not repaid at maturity and is currently in default. The note does not contain any default interest or penalties. The note may be converted at the option of the note holder into common shares at a rate of $0.50 per unpaid principal outstanding.

On September 30, 2025, the Company entered into an unsecured convertible debt agreement with a 20% original issue discount on a face value of $30,000 with an original maturity of June 30, 2026. As of June 30, 2026, the fully amortized convertible debt payoff total was $34,500. This loan was not repaid at maturity and is currently in default. As of June 30, 2026, the note may be converted at the option of the note holder into 1,533,333 common shares at June 30, 2026 (computed as total face value plus accrued interest due, all divided by lesser or $0.20 or 75% of the lowest traded price within a five day trading period prior to June 30, 2026).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit	Filed

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.	Herein
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.	Herein
10.1	Convertible Promissory Note with Vanquish Funding Group, Inc. dated June 18, 2026	Herein

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Specificity, Inc.

Date: August 19, 2026	By:	/s/ Jason Wood
	Name:	Jason Wood
	Title:	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)